Form 10-K
period 1994-12-31
SOUTHERN SCOTTISH INNS INC
filed 1995-09-29
CIK 92284

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                    ----------------------
                                          FORM  10-K
                                    ----------------------

                       Annual Report pursuant to section 13 or 15 (d) of
                              the Securities Exchange Act of 1934
                          for the fiscal year ended December 31, 1994

                                 Commission File number 0-7107
                                 Southern Scottish Inns, Inc.

                                    A Louisiana Corporation
                                      IRS No.  72-0711739
                                     1726 Montreal Circle
                                     Tucker, Georgia 30084
                                        (404) 938-5966
                         ____________________________________________

                 Securities registered pursuant to Section 12 (b) of the Act:
                                             None

                 Securities registered pursuant to Section 12 (g) of the Act:
                                  Common stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes                No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K _______.

The aggregate market value of the voting stock held by nonaffiliated of the registrant on June 30, 1995 was $881,108.37. The aggregate market value shall be computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliated was computed as 1,006,981 shares.

The number of shares outstanding of the Registrant's Common Stock as of June 30 1995, was 2,322,466 shares.

                              DOCUMENTS INCORPORATED BY REFERENCE
                                             None

         Definitions:  The "Company", the "Registrant" and the "Fiscal Year"
         ------------------------------------------------------------------
When used in this Annual Report, the "Company," unless the context indicates otherwise, refers to Southern Scottish Inns, Inc. and its subsidiaries on a consolidated basis. The "Registrant" refers to Southern Scottish Inns, Inc. as a separate corporate entity without reference to its subsidiaries. The "Fiscal Year" refers to the year ended December 31, 1994, which is the year for which this Annual Report is filed. The items, numbers and letters appearing herein correspond with those contained in Form 10-K of the Securities and Exchange Commission, as amended through the date hereof, which specifies the information required to be included in Annual reports on such Form. In accordance with General Instructions C(2) to Form 10-K, the information contained herein is, unless indicated herein being given as of a specified date or for a specified period, given as of June 30, 1995 and referred to "as of this writing".

                                            PART I
Item 1.  Business

(a)   General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. The table below show the various different business holdings for the last five years.

                                            12/94  12/93  12/92  12/91  12/90
                                            -----  -----  -----  -----  -----
Motel Franchises Held - Total                343    354    314    316    315
      Master Hosts Inns                       18     21     18     22     20
      Red Carpet Inn                         147    147    121    118    121
      Scottish Inns                          156    163    151    151    149
      Downtowner Inns - Note 1                 3      3      2      3      3
      Passport Inns - Note 1                  19     20     22     22     22

Motel Operated - Total                         0      0      1      1      0
      Master Hosts Inns                        0      0      0      0      0
      Red Carpet Inn                           0      0      0      0      0
      Scottish Inns                            0      0      1      1      0
      Independent                              0      0      0      0      0

Motel Owned & Leased To
      Operators - Total                        4      5      4      7      7
      Master Hosts Inns                        1      1      1      1      1
      Red Carpet Inn                           1      1      1      2      2
      Scottish Inns                            2      3      2      3      3
      Independent                              0      0      0      1      1

Free Standing Restaurants
      Owned                                    0      0      0      1      2
      Leased In - Note 2                       1      1      1      1      1
      Operated                                 0      0      0      0      1
      Subleased - Note 2                       1      1      0      2      1
      Vacant                                   0      0      1      0      1

Wrap Around Mortgages or Other
      types of Financing Held                 13     11      9      7      7

Parcels of Land Held for Investment
      or Development                           3      3      3      3      3

Note 1. On August 15, 1990, the Company acquired Downtowner passport International Motel Corporation, the owner of Downtowner and Passport registered marks. This acquisition of corporate stock was in the nature of a conveyance in satisfaction of debt. In late 1991 the Company deemed the 1990 acquisition to be flawed and in February of 1992, the Company acquired the assets of Passport International Motel Corporation for assumption of debt and simultaneously conveyed same to Hospitality International, Inc. the Company's franchising subsidiary, for the same consideration.

Note 2. One property leased from a third party is being operated as a restaurant by Company's sub-lessee.

(b)   Segment Information

The Company identifies its significant industry segments as set forth in the table below. All revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible.

                                                  Segment Information
                                                  for the Year Ended Dec. 31,

                                       1994               1993
1992
                                     ----------         ----------
----------
Franchising:
      Revenues                        2,656,368          2,431,452
2,253,365
      Operating Profit (Loss)            87,825            190,667
225,514

Financing & Property Dev.:
      Revenues                        2,094,266          1,719,853
599,003
      Operating Profit (Loss)           527,874            369,430
(471,439)

Lodging Division:
      Revenues                            *                  *
*
      Operating Profit (Loss)             *                  *
*

Food Service Division:
      Revenues                            *                  *
*
      Operating Profit (Loss)             *                  *
*

*     Included in Financing & Property Development Information.

(c)   Description of Business

      (I)   Products and Services

      The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators.

      The Company's lodging division, through largely non-affiliated lessees, provides budget to moderate rate motel accommodations to the traveling public.

      The Company's Financing division provides owner financing to persons acquiring motel properties previously operated and/or owned by the Company. For amounts of revenue of similar products and services in excess of 15% total, see Item 1 (b) above.

      (II)  Status of Products and Segments

      Each of the Company's industry segments is fully developed with an operational history of several years under Company's direction.

      (III)        Raw Materials

      In a sense, independent motel operations seeking national affiliation for their properties constitute raw materials for the Company's franchising division, and sites suitable for development and existing properties which may be acquired constitute raw materials for both the Company's lodging division and its financial division.

      To date, the Company has experienced little difficulty in obtaining information on locations to be reviewed by either its franchise committee or its evaluation committee.

      (IV)  Patents, Trademarks, Licenses, Franchises, and Concessions

      The Company has no patents. The Company does own the trade names "Master Hosts Inns," "Red Carpet Inns," "Scottish Inns," "Downtowner Inns," "Passport Inns" and related trademarks, etc. used in operating lodging facilities under these names.


      (V)   Seasonability

      The Company's financing business by its nature is not subject to seasonal fluctuations. The revenues from the Company's franchising division tends to be concentrated in the Spring and Summer months during peak travel periods.

      (VI)  Working Capital

      The Company's financing receipts are comprised primarily of interest which does not become reflected on its balance sheet until after it is earned, whereas its payments on underlying debts are comprised primarily of principal reduction and the portion which will be returned over the next twelve months is reflected on the balance sheet as a current liability. Because of this, the Company believes a current ratio of less than one to one is appropriate for its business.
      However, the Company continues to, among other things, (1) reduce and contain overhead costs, (2) seek to dispose of underproductive assets, and (3) seek the most advantageous financing terms available.

      (VII)        Customers

      The Company's business of franchising motels is contingent upon its being able to locate qualified property owner-operators who are seeking national affiliation. Through use of its franchise sales force, the Company has not experienced insurmountable difficulty in locating independent motel owner-operators nor does it anticipate any such difficulty in the future. However, more franchisors are offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector and, therefore, providing more competition. Likewise, the Company's financing division requires that it locate qualified owner-operators or investors for its properties. Because of its franchise affiliations the financing division has not experienced, nor does it anticipate experiencing too much difficulty in locating qualified investors to purchase its developed properties. However, due to the Company's desire to limit the loans it holds to a manageable number and because third party or institutional financing for used motel properties are difficult to arrange, once a property is sold the Company carries the entire financing package and accordingly, each individual loan represents a larger portion of portfolio than it does with traditional lending institutions. Therefore, the continued performance of each existing loan may be material to the operation of the financing division.

      (IX)  Government Contracts

      The Company is not involved in, nor does it anticipate becoming involved in, any government contracts.

      (X)   Competition

      The Company's franchising, leased lodging and leased food service division each compete with other similar businesses, many of which are larger and have more national recognition than does the Company. Each of these divisions compete on the basis of service and price/value relationship.

      The Company's financing division competes with other, more traditional sources of long-term financing, most of which have greater financial resources than does the Company.

      Competition in developing and financing lodging properties has been significantly affected by over-development in some areas as well as the area's and the country's general economic condition, and by the market force of the Resolution Trust Corporation, the latter of which decreased in the current reporting period.

      (XI)  Research and Development

      No significant research activities were conducted by the Company during the Fiscal year and the Company does not expect to expend sums on research activities during the next Fiscal Year.

      (XII)        Environmental Protection

      The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent which would reasonably be expected to cause material capital expenditures for compliance, so far as in known. However, it is possible that an approximately five and three-tenths (5.3) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may under the new guidelines, be determined to be in part "wetlands." If so, its use and value would be adversely affected. On January 27, 1995, 3.2 acres of said tract were sold at a consideration undiminished by the wetlands issue; the value of the remaining 5.3 acres, therefore, may not be diminished.

      (XIII)       Employees

Division                                          12/94       12/93        12/92
Lodging Operated                                     0           0           11
Lodging Leased to Outsiders - Note 3                93          69           24
Food Service                                         0           0            0
Franchise Division                                  45          46           35
Administrative & Finance                             6           4            3
                                                  ------      ------       -----
      Total                                        144         119           38

Note 3: These are not employees of the Company at date of this writing, since operations are leased out but are given for comparative purposes.

(d)   Foreign Operations

The Company, as of June 30, 1995, was not then currently involved in any business operations outside of the United States of America, except through its franchising division which does do limited business in Canada and has one franchisee in the Bahamas. As of April 30, 1995, the franchising division has two franchisees in Costa Rica and two in Jamaica.

Item 2      Properties

The following table sets forth certain information, as of this writing, concerning properties on which the Company holds notes secured by mortgages and other types of financing instruments held by the Company:

                                                        Amount        Underlying
Location                       Description            Receivable      Mortgages
---------                      ------------          -----------      ---------
Lafayette, La                  80 Room Motel          291,590.10
216,254.13
                               on 1.76 acres

Arlington Rd                   120 Room Motel       1,020,469.18          -0-
 Jacksonville, FL              on 3.5 acres

Bald Knob, AR                  42 Room Motel          261,392.69          -0-

Gulfport, MS                   Racquet Club           268,358.28          -0-
                   (courts, clubhouse, vacant lot)

Gretna, LA                     45 Room Motel          271,625.67          -0-

Hattiesburg, MS                48 Room Motel          417,333.65
95,991.67

Lane Avenue                    144 Room Motel       1,473,989.51          -0-
 Jacksonville, FL              on 4 acres

McComb, MS                     51 Room Motel          315,891.63
9,134.29

Marrero, LA                    100 Room Motel         482,924.41          -0-
                               on 2.5 acres

Morgan City, LA                49 Room Motel          283,972.45
45,255.66

Natchez, MS                    100 Room Motel         878,481.59
*313,070.90

New Iberia, LA                 80 Room Motel          599,019.43
273,377.99

Ocean Springs, MS        Unimproved Land    247,243.18    46,918.03

      * While the indenture in favor of a bank in connection with this receivable is not a mortgage, an original sum of $475,000.00 of the receivable was assigned and pledged in 1990 to a bank and might be considered as being in the nature of an underlying mortgage. Said $475,000 is reduced to $313,070.60.

The following table sets forth certain information, as of this writing, concerning motel properties owned by the Company and under management contract or leased to Operators.

Location                             Description              Mortgage Balance
--------                             ------------             -----------------
Houma, LA  - Note 4                  120 Room Motel           $       539,892.73

Huntsville, AL - Note 5              197 Room Motel                      -0-
                                     3.3 acres of leased land

Marietta, GA - Note 6                154 Room Motel                   606,051.33

Vicksburg, MS - Note 4               100 Room Motel                    59,869.44

      Note 4 These properties, on April 1, 1990, were leased to First Hospitality Management Corporation, a corporation owned by Robert H. Douglas, a Director of the Company and a former employee of the Company.

      Note 5 Title to this property was reacquired by foreclosure December 7, 1990. It re-opened for business April, 1990, under an agreement with Alahunt, Inc., a corporation wholly owned by Richard A. Johnson, a Director of Registrant. During the current reporting period, the Company leased this property to Thelma Pullin, a sister of the Registrant's then president.

      Note 6 The Marietta property in 1992 was operated by the Company. Since 1993, it has been leased to Timothy J. DeSandro, a former employee of the Company.

      Note 7 This property, on April 1, 1990, was leased to First Hospitality Management Corporation. On August 1, 1991, Lessor and Lessee jointly terminated said lease and Company leased the property to Kirby Guimbellot, a brother of the Company's then President. The Company also entered into a contract with Mr. Guimbellot to sell and buy this property at a later date, pursuant to which same was sold to Mr. Kirby Guimbellot on January 5, 1995, for $615,000.00, with the Company taking back a wrap-around note and mortgage for $602,670.63. The Company purchased this property in 1989 for $400,000.

Also, until August 2, 1991, the Company operated one "Omelet House" restaurant located in New Iberia, Louisiana, which it leases from an individual. On August 1, 1991, the Company entered into a rental agreement with Alfred W. Schoeffler, who operated same from August 3, 1991, through September 24, 1992; the property was vacant until March of 1993 at which time the property was leased to First Hospitality Management Company.

The following table sets forth certain information, as of this writing, concerning other properties owned or recently owned by the company.

Location                 Description                          Mortgage Balance
---------                -----------                          ----------------
Ocean Springs, MS        5.3 acres of land fronting           $      46,918.03
                         interstate highway, held
                         for future development.
                         See Part 1, Item 1(c)(XII)

Location                 Description                          Mortgage Balance
---------                -----------                          ----------------
Pass Christian, MS       42 Residential lots located                   -0-
                         in Blue Lake Subdivision, held
                         for investment.

Madison County, MS       3.0 acres of land at                 $300 per month
                         Ross Barnett Reservoir                land lease
                         on which was a night club
                         when property was acquired.
                         The building had been
                         untenantable, was deemed
                         to be economically unfeasible
                         to repair and was razed during
                         current reporting period.  Land
                         is leased from Pearl River
                         Valley Water Supply District
                         and the leasehold is marketable
                         by assignment, sublease or
                         redevelopment.

Note On 6/9/94 our interest in Purvis, MS land was sold subject to then debt for consideration of $250,000 to John M. Hill, a partner of Nelson & Hill, owner of the other undivided 1/2 interest in said land.

Item 3      Legal Proceedings

                   Waymon Barron, Plaintiff, v. Southern Scottish Inns, of
                         Mississippi, Inc., et al, Defendants

On or about September 4, 1986, a Complaint for damages for negligence and breach of implied warranty was filed in the circuit Court of Warren County, Mississippi, styled Waymon Barron v. Motel Recovery & Development, Ltd., d/b/a Scottish Inn of Vicksburg, a Partnership, Lewis Slaughter and Southern Scottish Inns, Inc., General Partner, and Sam Patel, bearing Cause No. 14,307 on the docket of said Court. Service of Process was not had on Registrant.

On or about August 10, 1987, an Amended Complaint for damages in the same matter was filed in the same Court, styled Waymon Barron v. Motel Recovery & Development, a Limited Partnership, Lewis Slaughter and Reba Slaughter, General Partners, Scott Yeoman and James Johnstone, Limited Partners; Southern Scottish Inns of Mississippi, Inc., N. V. Patel and Sam Patel, bearing Cause No. 14,307 C on the docket of said Court. Later, Registrant and Hospitality International, Inc., a partially owned subsidiary of the Company, were made additional party Defendants. The Company and its defendant subsidiaries have obtained separate counsel, answered the complaints and are preparing defenses.

The Amended Complaint demands judgement of $1,500,00 plus interest and costs of Court, and trial by jury.

The Amended Complaint alleges that Plaintiff on October 26, 1985, while a guest in Room 101 of the Scottish Inn in Vicksburg stepped onto a rotten place in the floor, that his leg went through and he fell injuring his back, which injury required surgery and resulted in loss of wage earning ability and loss of his ability to enjoy life.

On October 25, 1985, the date Mr. Barron checked into said room and on October 26, 1985, the date of his injury, the record title of the Scottish Inn in Vicksburg was in Defendant Southern Scottish Inns of Miss., Inc. The motel was not being operated by said subsidiary of the Company or the Registrant on either of said dates.

On January 26, 1984, this motel was the subject of a Contract For Deed with Defendants Lewis Slaughter and Reba K. Slaughter, his wife. Subsequently, and prior to August of 1984, said Defendants transferred their rights, duties and interest under and in the Contract For Deed to Defendant Motel Recovery and Development, a limited partnership, of which the named individual persons were the general or limited partners. In August of 1984, Motel Recovery and Development, leased the subject motel to Defendant
N. V. Patel. On October 2, 1984, Registrant and its defendant subsidiary recognized the transfer from Mr. and Mrs. Slaughter to Motel Recovery and Development and the lease from Motel Recovery and development to N. V. Patel. In May of 1986, Registrant and its defendant subsidiary, through surrender of possession and of operation of Mr. Patel and Motel Recovery and Development regained possession and leased same.

For some time, the Plaintiff did not diligently pursue this claim, except for the taking of depositions of the Plaintiff's doctor and of an expert building tradesman. Motions for Summary Judgement were filed by the Co-Defendants, Southern Scottish Inns, Inc. and Southern Scottish Inns of Miss., Inc. Also, Hospitality International, Inc. filed a motion for Summary Judgement. Circa October 31, 1993, the Court file reflects that during the last eight (8) months, the insurer for our Franchisee settled, on behalf of Hospitality, with the plaintiff and Hospitality International, Inc. was dismissed. During the current reporting period, the Registrant was dismissed on Summary Judgement and Southern Scottish Inns, of Mississippi, Inc. was dismissed on Summary Judgements. Plaintiff has appealed both dismissals and the appeals are pending.

                                            PART II

Item 5      Market for Registrant's Common Equity Securities and Related
            Matters

(a) The common stock, no par value, of the Registrant is traded on the Over-the-Counter market. The following table sets forth the range of per share bid and asked price quotations during the periods indicated. The following represents quotations between dealers, and do not include retail mark-ups, mark-downs, or other fees or commissions, and do not represent actual transactions.

                                               Bid Price
Asked Price
      1994                           High         Low                High
 Low
 -----------------                   ----------------
---------------
    1st Quarter                      .8125        .8125              1.0625
 1.0625
    2nd Quarter                      .875         .875               1.75
 1.75
    3rd Quarter                      .875         .875               1.75
 1.75
    4th Quarter                      .875         .875               1.75
 1.75

(b) As of this writing, there are approximately 910 shareholders of the Registrant's common stock.

(c) No cash dividends have been paid on the Company's common stock during the two most recent Fiscal Years and none are anticipated to be paid in the foreseeable future.

Item 6      Selected Financial Data

The following table summarizes selected financial data of the Company for the past five Fiscal Years. It should be read in conjunction with the more detailed consolidated financial statements of the Company appearing elsewhere in this Annual report.

                     1994           1993        1992        1991         1990
                   ---------     ---------    --------    --------     --------
REVENUE            4,986,556     4,151,305    3,982,938   4,645,699    4,327,490
NET                  422,724       271,984      360,047     245,598
128,123
INCOME

EARNINGS PER
  SHARE                   .18          .12          .16         .11          .06

TOTAL              14,344,353   13,915,514   13,982,208  14,215,100   15,761,014

LONG TERM          2,125,004     2,356,475    2,853,736   3,049,661    4,438,369

STOCKHOLDER'S
EQUITY             8,740,454     8,231,133    8,100,892   7,725,004    7,457,333

CASH DIVIDENDS
PER SHARE            - 0 -         - 0 -        - 0 -       - 0 -        - 0 -

Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Capital Resources

(I) No material commitments for capital expenditures are planned other than any possible purchases or development of properties through the financing division.

      Hospitality International, Inc. was able to acquire a suitable office facility and moved into same on November 1, 1992. The property consists of 2.76 acres of land and 26,888 square feet of office space, of which 15,592 square feet is in use , of which Hospitality uses 11,296 square feet. The property costs $425,000, of which $409,000 was financed. The loan was guaranteed by Registrant and by Bob Guimbellot, personally. During the first week of February of 1994, the Company moved its offices into this facility. At this time, and for the foreseeable future, Southern Scottish Inns, Inc., Red Carpet Inns International, Inc. and Hospitality International, Inc. are all sharing the same office building.

(II) The trend in capital resources has resulted in a loosening of credit with regard to new motel construction but has not changed perceptively with regard to older properties. This has forced more sellers of older properties into the seller financed arena creating more competition for the Company in its Finance and Development Division. This fact, coupled with tighter credit on the purchase side, has meant less profitable opportunities for the Company.


Item 8      Financial Statements and Supplemental Data

The financial statements and financial statement schedules filed as part of the Annual report are listed in Item 14 below.

Item 9      Disagreements of Accounting and Financial Disclosures

Not applicable.

                                            Part III

Item 10     Directors and Executive Officers of the Registrant

The Following persons are the directors and the executive officers of the Registrant.

                                                              POSITION AND TERM
      NAME                                  AGE               WITH REGISTRANT
--------------------                      --------
---------------------
Bobby E. Guimbellot                          54               CEO - 20 Years
                                                              Director - 22
Years

Michael M. Bush                              46               Director - 13
Years

Donald Deaton                                64               Director - 8 Years

Robert H. Douglas                            62               Director - 16
Years

Jack M. Dubard                               63               President - 1 Year
                                                              Director - 6 Years

C. Guy Lowe, Jr.                             59               Director - 22
Years

Gretchen W. Nini                             47               Director - 8 Years

Harry C. McIntire                            65               Chairman - 1 Year
                                                              Director - 18
Years

George O. Swindell                           57               Director - 19
Years

Richard A. Johnson                           50               Director - 5 Years

Melanie G. Campbell                          39               Director - 4 Years

John L. Snyder, Jr.                          68               Director - 4 Years

Melinda P. Hotho                             32               Director - 1 Year

Timothy D. DeSandro                          45               Director - 1 Year

The Board of Directors of the Company held one regularly scheduled meeting in 1994.

The term of office for all directors expires at the close of the next annual meeting of shareholders. Officers serve at the please of the Board of Directors.

Bobby E. Guibellot served as President of the Registrant from January of 1976 through 1994. Mr. Guimbellot remains as Chief Executive Officer of Registrant. Mr. Guimbellot is also the principal shareholder and Chairman of the Board of Western Wireline Services, Inc. ("Western Wireline"), an oil well service company headquartered in Belle Chasse, Louisiana. Mr. Guimbellot has been Chairman of Red Carpet Inns, International, Inc. a subsidiary of the registrant, since 1982, and has been President of Red Carpet since January 1, 1992.

Michael M. Bush is President and Chief Executive Officer of the Mississippi River Bank, Belle Chasse, Louisiana, a position which he has held for more than six years.

Donald Deaton is President of Hospitality International, Inc., a motel franchising company and subsidiary of the Registrant.

Robert H. Douglas was Director of Motel Operations for the Company until April 1, 1990, and prior to assuming that position has been in the independent plant nursery business. He previously served as Secretary and Treasurer of the Registrant from September 1983, until April 1986. Prior to that, Mr. Douglas was Director of Operations for the Company for 8 years.
On April 1, 1990, Mr. Douglas, formed the corporation to whom several of the Company's motels are leased.

Jack M. Dubard is currently the Registrant's President, after having served as the Vice President for several years, and was previously an independent consultant to the Registrant and its affiliates. Prior to that, he held an administrative position with Red Carpet Inns International, Inc. Since early 1994, Mr. Dubard has served as CEO of Hospitality International, Inc., the Company's franchising subsidiary.

C. Guy Lowe, Jr. is a self-employed real estate developer and also provides office building management services. He has been so engaged for more than 7 years.

Harry C. McIntire is a retired senior captain (pilot) with Delta Air Lines, Inc. and has been a captain for more than 25 years prior to his retirement. He has served as Vice Chairman of registrant's Board of Directors and as a Vice President. Upon Dr. Hotho's resignation, Captain McIntire was elected as Chairman of the Registrant's Board.

Gretchen W. Nini was a Director, Corporate Secretary, and treasurer of Western Wireline Services, Inc., an oil well service company headquartered in Bell Chasse, Louisiana, a position she held for more than 5 years (See Bobby E. Guimbellot, supra).

George O. Swindell formerly owned Diamond Realty Construction, Gretna Louisiana; he has been a real estate broker since 1970 and has been a general contractor of over 17 years.

Richard A. Johnson has had prior experience in construction, manufacturing, health care, agriculture, recreational facilities, apartments and real estate. Since June of 1992, Mr. Johnson served as Franchise Development Coordinator for Hospitality International, Inc., a subsidiary of the Registrant. He resigned in July 1995 from his employment by Hospitality International, Inc.

Melanie Campbell is the current Corporate Secretary and Treasurer of Western Wireline Services, Inc. She has been with this company for more than six years and during that time has held the position of Office Administrator for Western. (See Bobby E. Guimbellot, supra).

Melinda P. Hotho - Dr. Vincent W. Hotho, after being a Director of the Registrant for over twenty-two (22) years, the last eighteen (18) of which he served with distinction as Chairman, due to some imprudent personal investments and a potentially ruinous malpractice suit went through a Chapter 7 Bankruptcy proceeding. He felt it to be in the best interest of the Registrant and of the Company that he resign as Director and Chairman. The Board of Directors, pending action of the Stockholders, selected Melinda
P. Hotho, his daughter, to serve on an interim basis.

John L. Snyder, Jr. is recently retired from his position as manager of engineering at Mid-America Transportation Company. Mr. Snyder had more than thirty years experience in marine operations. He previously held administrative or managerial positions with Wisconsin Barge Line, Walker

Boat Yard and Mid-South Towing Company.

Timothy J. Desandro has been selected to serve as Director on an interim basis. He is currently the Lessee of the Scottish Inn located in Marietta, Georgia, which property he has managed for the past five (5) years. Previously he functioned in the capacity of oil well service operator, a position that Mr. DeSandro held for 20 years.

Directors who have resigned:

Richard H. Rogers was employed as marketing consultant for the Knoxville's World's Fair from January 1982 to May 1982. From 1978 to January 1982, Mr. Roger served as Vice President and Director of Operations of Cindy's Inc., a hotel company. He became President of Hospitality International, Inc. as subsidiary of the Registrant, in May 1982. On October 1993, Mr. Rogers resigned his presidency of Hospitality International, Inc. He resigned for personal reasons and to pursue other interests. Mr. Rogers resigned as Director of the Registrant in 1994.

Dr. Vincent W. Hotho, M.D., after being a Director of the Registrant for over twenty-two (22) years, the last eighteen (18) of which he served with distinction as Chairman, due to some imprudent personal investments and a potentially ruinous malpractice suit went through a Chapter 7 Bankruptcy proceeding. He felt it to be in the best interest of the Registrant and of the company that ye resign as Director and Chairman. The Board of Directors, pending action of the Stockholders, selected Melinda P. Hotho, his daughter, to serve on an interim basis. The Directors elected Harry C. McIntire as Chairman upon Dr. Hotho's resignation.

Harry C. Geller, an able and loyal Director for the past fourteen (14) years, in an effort to shed some activities with a view toward his imminent retirement, resigned in 1994 as a Director of the Registrant. Mr. Geller, the sole stockholder and president of Securities Transfer Company, the Registrant's Transfer Agent, has given Registrant notice that he is closing Securities Transfer Company at Calendar year end.

Committees of the Board of Directors

The Board of Directors of the Registrant does not maintain any standing committees.

Item 11     Executive Compensation

For services rendered in all capacities to the Company and its subsidiaries during the Fiscal Year ended December 31, 1994, the Company paid aggregate cash compensation in the amount of $92,800.00 to Mr. Guimbellot, the Registrant's then President and present Chief Executive Officer. His salary was partially deferred and he is owed $169,687.27, most of which is from prior periods. His annual salary is $75,000. In 1994, the Company paid aggregate cash compensation in the amount of $61,742.20 to Mr. Dubard, who for most of said period was vice president of Registrant and CEO of its franchising subsidiary, and who for the latter part of said period was Registrant's president and CEO of Hospitality Inc.The Company provides Messrs. Guimbellot and Dubard with automobiles and does not require them to account for the personal use, if any, of the automobiles. The cost is not included in the compensation reported above. However, the Company estimates that the amount, which cannot be specifically or precisely ascertained, does not exceed 10% of the aggregate compensation, paid and unpaid, reported above.

Item 12     Security Ownership of Certain Beneficial Owners and Management

Principal Holders

The following table sets forth, as of this writing, information with respect to each person who, to the knowledge of the Registrant, might be deemed to own beneficially 5% or more of the outstanding Southern Scottish Inns, Inc. common stock, which is the only class of voting securities of the Registrant. Except, as otherwise indicated, the named beneficial owners possess sole voting power and sole investment power with respect to the shares set forth opposite their respective names.

                                     Amount and Nature               Present
Name Address of                        of Beneficial                 Percent
Beneficial Owner                         Ownership                   Of Class -
Note 8
-----------------                    ------------------              --------
Bobby E. Guimbellot                      1,127,094                      48.53%
1726 Montreal Circle
Tucker, Georgia 30084 - Note 9

Harry C. McIntire                          156,011                       6.71%
Roswell, GA - Note 10

Note 8      Based on 2,322,466 shares outstanding.

Note 9 Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Ms. Campbell shares voting rights as to Industrial Funds shares with Mr. Guimbellot.

Note 10 Voting and investment power on 113,331 shares are shared with his wife.

Management Ownership

The following table sets forth, as of this writing, information concerning the ownership of Southern Scottish Inns, Inc. common stock by all directors and by all directors and officers as a group. Southern Scottish Inns, Inc. common stock is the only class of equity securities of the registrant. Except as otherwise indicated, the named beneficial owners possess sole voting power and sole investment power with respect to the shares set forth opposite their respective names.

                                     Amount and Nature               Present
Name Address of                        of Beneficial                 Percent
Beneficial Owner                         Ownership                   Of Class -
Note 11
-----------------                    ------------------              --------
Michael W. Bush          Note 12                  2,811                   .12%
Melanie Campbell         Note 13                 35,638                   .02%
Donald Deaton                                     1,860                   .08%
Timothy DeSandro                                  1,248                   .06%
Robert H. Douglas                                 1,630                   .07%
Jack M. Dubard           Note 14                  6,407                   .27%

<CATION>
                                     Amount and Nature               Present
Name Address of                        of Beneficial                 Percent
Beneficial Owner                         Ownership                   Of Class -
Note 11
-----------------                    ------------------              --------
S>
Bobby E. Guimbellot      Note 13             1,127,094                  48.53%
Richard A. Johnson                               9,215                    .40%
C. Guy Lowe, Jr.                                 1,135                    .05%
Harry C. McIntire        Note 15               156,011                   6.71%
Gretchen W. Nini         Note 16                 2,601                    .11%
George O. Swindell                               1,563                    .06%
John L. Snyder, Jr.                                600                    .02%
                                     ------------------              --------
                                              1,315,485                 56.64%

Note 11     Based on 2,322,466 shares outstanding.

Note 12     Includes 250 shares in the name of his minor son.

Note 13 Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Melanie Campbell, the Secretary of Western Wireline Services, Inc., shares voting and investment powers with respect to the 35,235 shares owned by Industrial Funds. Only Ms. Campbell's personal shares of 400 were included in her part of column total.

Note 14     Includes 413 shares in the name of his wife.

Note 15 Voting and investment powers on 113,331 shares are shared with his wife.

Note 16     Includes 639 shares in the name of her minor child.

Item 13     Certain Relationships and Related Transactions

J. Puckett and Company/Buena Vista Venture

      This entity is an ordinary particular Louisiana partnership. The Registrant owns twenty-five (25) of the one hundred (100) partnership units. Bobby E. (Bob) Guimbellot, individually, Registrant's Chief Executive Officer, owns eleven (11) of said partnership units. Additionally, Mr. Guimbellot, d/b/a Coastal Companies, owns twenty (20) of said units. Emilee B. Guimbellot, Bob Guimbellot's mother, owns one
      (1) said units. Shelly Plantation Ventures, a partnership in which Mr. Guimbellot is a principal unit owner and in which his mother is a small unit owner, while not a partner, is a three (3) per cent equity owner in J. Puckett. The Registrant, in June of 1992, borrowed $50,000.00 from J. Puckett. This debt was represented by a demand note bearing interest at twelve (12) % per year and was paid off March 1995. At the present time, Registrant receives income of $200.00 per unit or $5,000 per month from J. Puckett.

Pan American Hospitality

      From time to time, and on an as needed basis, the Company has made advances to Pan American Hospitality, a partnership comprised of Red Carpet Inns International, Inc. (a subsidiary of the Registrant), Bobby E. Guimbellot, Emilee Guimbellot (Mr. Guimbellot's mother), Western Wireline Services, Inc., Mildred Puckett, Mary R. Dubard (wife of Jack M. Dubard), and two unrelated individuals. As of December 31, 1994, these advances total $113,783.

C. Guy Lowe, Jr.

      On April 4, 1986, the Company acquired from C. Guy Lowe, Jr., (a director of the Registrant) all of the outstanding stock of O.S. of South Louisiana, Inc. in exchange for the Registrant's promissory note in the face amount of $132,448. On May 5, 1986, Mr. Lowe assigned this note to Merchants Trust and Savings Bank. No scheduled payments were made on this note. On July 31, 1990, Red Carpet Inns International, Inc., a consolidated subsidiary of the Company, borrowed $100,000 from Merchants Trust and Savings Bank and loaned it to the Company. The Company, in turn, paid the $100,000 back to Merchants Trust and savings Bank as assignee, in full, compromise settlement of the original note of $132,448 to Mr. Lowe. The Company will lower its basis in its O.S. of South Louisiana, Inc. stock. The new note from Merchants Trust and Savings Bank to Red Carpet Inns International, Inc. was guaranteed by two affiliated entities belonging to the Company President, Bobby E. Guimbellot. The Company is now indebted to Red Carpet Inns International, Inc. in the amount of $70,000 at an interest rate of one and one-half (1 1/2%) percent over Chase Manhattan Bank prime rate.

                                             PART IV

Item 14     Exhibits, Financial schedules and Reports on Form 8-K

(a) Listed below are the following documents which are filed as a part of this Annual Report.

      1.    Financial statements
            Auditor's Report.  Note 17
            Consolidated balance sheets of the Company as of December 31, 1994 and 1993.
            Consolidated statements of changes in cash flow of the Company for the Fiscal Years ended December 31, 1994, 1993 and 1992.
            Notes to consolidated financial statements.

      2. Exhibits. The exhibits filed as part of the Annual report are listed on the exhibit index which immediately precedes and is bound with such exhibits.

(b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Annual Report.

Note 17 For the company's fiscal years of 1985 through 1990, our Auditor was Robert M. Mosher, C.P.A. of Biloxi, Mississippi. For the Company's fiscal years of 1991 through 1992, our Auditor was the firm of Fountain, Seymour, Mosher & Associates of D'Iberville, Mississippi. In February of 1994 (See Item 7, Capital Resources
            (I)), Registrant and Company moved to the Atlanta area. About such time and in connection with future audits, the decision was made to change auditors and to employ Robert J. Clark of Roswell, Georgia. Mr. Clark had done the Company's Audits for 1983 and 1984. Mr. Clark had done the Audits of 1992 and 1993 for Red Carpet Inns International, Inc., an affiliate of Registrant. Mr. Clark has done the Audits for Hospitality International, Inc., a partially owned subsidiary of Registrant, continuously since 1982. For the year 1994 and for the foreseeable future, Mr. Clark will do the audits for Southern Scottish Inns, Inc., Red Carpet Inns International, Inc. and Hospitality International, Inc. Mr. Mosher cooperated with Mr. Clark in the transition. In accordance with the SEC PRACTICE SECTION of the A.I.C.P.A., a partner other than the partner in charge must perform a concurring review of the audit report. When the firm is a sole proprietorship, an outside qualified professional must be utilized and one was so utilized.

                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOUTHERN SCOTTISH INNS, INC.
                                  ----------------------------
                                          (Registrant)




By:   Bobby E. Guimbelott  9/5/95                 By:   Jack M. Dubard    9/5/95
      ---------------------------                       ------------------------
      Bobby E. Guimbellot  Date                         Jack M. Dubard    Date
      Chief Executive Officer                           President & CFO

                                           SIGNATURES
                                             (Cont.)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   FOR THE BOARD OF DIRECTORS:

Michael M. Bush                                   Melinda P. Hotho

------------------------       ------             ----------------     ------
Michael M. Bush                Date               Melinda P. Hotho      Date
Director                                          Director

Melanie Campbell                                  Richard A. Johnson

------------------------       ------             ------------------   ------
Melanie Campbell               Date               Richard A. Johnson    Date
Director                                          Director

Donald Deaton                                     C. Guy Lowe, Jr.

------------------------       ------             -----------------    ------
Donald Deaton                  Date               C. Guy Lowe, Jr.      Date
Director                                          Director

Timothy D. DeSandro                               Harry C. McIntire

------------------------       ------             ------------------   ------
Timothy D. DeSandor            Date               Harry C. McIntire     Date
Director                                          Director

Robert H. Douglas                                 Gretchen W. Nini

------------------------       ------             ----------------     ------
Robert H. Douglas              Date               Gretchen W. Nini      Date
Director                                          Director

Jack M Dubard                                     John Snyder
------------------------       ------             -----------------    ------
Jack M. Dubard                 Date               John Snyder           Date
Director                                          Director

Bobby E. Guimbellot                               George O. Swindell

------------------------       ------             ------------------   ------
Bobby E. Guimbellot            Date               George O. Swindell    Date
Director                                          Director

                              SOUTHERN SCOTTISH INNS, INC.

                            CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                              TABLE OF CONTENTS



                                                         PAGE NO.

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . .    1

FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS  . . . . . . . . . .  2-3

        CONSOLIDATED STATEMENT OF INCOME . . . . . . . .    4

        CONSOLIDATED STATEMENT OF RETAINED EARNINGS. . .    5

        CONSOLIDATED STATEMENT OF CHANGES
           IN CASH FLOW. . . . . . . . . . . . . . . . .  6-7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . 8-28

Board of Directors
Southern Scottish Inns, Inc.


                        INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholder's equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Southern Scottish Inns, Inc. as of December 31, 1992 were audited by other auditors who expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Scottish Inns, Inc. and subsidiaries at of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





Roswell, Georgia
August 18, 1995

                              SOUTHERN SCOTTISH INNS, INC.
                               CONSOLIDATED BALANCE SHEETS
                            AS OF DECEMBER 31, 1994 AND 1993

                                         ASSETS

                                                     1994               1993
CURRENT ASSETS
      Cash                                     $   83,355         $  148,207
      Accounts Receivable-Note 1                  635,648            489,656
      Mortgages & Notes Rec.-Note 3               308,675            358,792
      Inventory-Note 1                             12,506             75,314
      Prepaid Expenses                            128,442             44,644
      Loan Employee                                     0              1,313
      Interest Receivable                         213,365            142,122
                                               ----------         ----------
            TOTAL CURRENT ASSETS               $1,381,991         $1,260,048

PROPERTY AND EQUIPMENT - NOTE 1
      Land and Land Improvements                1,202,811          1,127,522
      Buildings-Note 1 & 2                      2,946,353          2,818,012
      Furniture, Fixtures &
        Equipment-Note 1 & 2                    1,025,187            894,474
      Leasehold Improvements                        3,007              3,007
      Sign-Red Carpet Inn                               0             35,263
                                               ----------         ----------
            Total Property & Equipment          5,177,358          4,878,278
      Less: Accumulated Depreciation            1,086,631          1,083,043
                                               ----------         ----------
      Accumulated Amortization                      1,509                907
                                               ----------         ----------
TOTAL PROPERTY AND EQUIPMENT                   $4,089,218         $3,794,328


OTHER ASSETS
      Mortgages & Notes Rec.-Note 3            $6,198,869         $6,388,963
      Investments                                 166,744             28,189
      Organizational Costs - Note 1
      Trademarks                                1,353,161          1,353,161
      Investment in Partnership
            Note 1                              1,151,550          1,087,575
      Utility Deposits                              2,820              3,250
                                             ------------       ------------
            TOTAL OTHER ASSETS                 $8,873,144         $8,861,138
                                             ------------       ------------

                   TOTAL ASSETS               $14,344,353        $13,915,514

                                              ===========        ===========

                  The accompanying notes are an integral part of these
                                  financial statements.

                              SOUTHERN SCOTTISH INNS, INC.
                               CONSOLIDATED BALANCE SHEETS
                            AS OF DECEMBER 31, 1994 AND 1993

                          LIABILITIES AND STOCKHOLDER'S EQUITY

                                                       1994               1993

CURRENT LIABILITIES
      Accounts Payable                          $   133,392        $   314,531
      Interest Payable                               84,826             14,096
      Taxes Payable                                 521,283            142,958
      Other Accrued Liabilities                     409,048            418,791
      Mortgages & Notes Payable-
            Note 4                                  853,485            940,630
      Capital Lease Obligations                         752              5,153
      Note Discounts                                139,649            143,533
                                                  ---------          ---------
            TOTAL CURRENT LIABILITIES             2,142,435          1,979,692
LONG-TERM LIABILITIES
      Notes Payable - Note 4                      2,125,004          2,356,475
                                                  ---------          ---------
            TOTAL LONG-TERM LIABILITIES           2,125,004          2,356,475

 DEFERRED CREDITS
      Deferred Income-Note 1                      1,336,460          1,348,214
                                                  ---------          ---------
            TOTAL DEFERRED CREDITS                1,336,460          1,348,214
                                                  ---------          ---------
      TOTAL LIABILITIES & DEFERRED
        CREDITS                                 $ 5,603,899        $ 5,684,381

STOCKHOLDER'S EQUITY
      Common Stock- no par value,
        Authorized 50,000,000 shares,
        Issued, Outstanding 2,322,466
        shares in 1994 & 1993,
        2,316,921 shares in 1992 -
        Note 12                                $ 5,963,039         $ 5,963,039
      Additional Paid in Capital                    42,201              42,201
      Retained Earnings                          1,998,099           1,575,375
                                                 ---------            ---------
            Total                                8,003,339           7,580,615

      Minority Interest in
            Consolidated Sub.                      737,115             650,518
                                                 ---------            ---------

      TOTAL STOCKHOLDER'S EQUITY               $ 8,740,454         $ 8,231,133
                                                 ---------            ---------
      TOTAL LIABILITIES
      AND STOCKHOLDER'S EQUITY                 $14,344,353         $13,915,514
                                                ==========          ==========

                  The accompanying notes are an integral part of these
                                  financial statements.

                                 SOUTHERN SCOTTISH INNS, INC.
                               CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1994, 1993 AND 1992

                                            1994         1993         1992
INCOME
  Franchising Revenues                   $2,656,368   $2,431,452   $2,253,365
  Financing Revenue                         714,676      787,046      599,003
  Sale of Furniture                          50,458       74,653            0
  Other Income                            1,295,042      827,159    1,087,195
  Interest Income                            34,090       30,995       43,375
  Gain on Sale of Assets                    235,922            0            0
                                          ---------     --------    ---------
      TOTAL INCOME                        4,986,556    4,151,305    3,982,938

COST & EXPENSES
  Operating Exp.-Franchise Div.            2,568,543    2,240,785    2,027,851
  Operating Exp.-Corp, & Fin.              1,040,006      726,955    1,070,442
  Cost of Sales -Furniture Sales              59,899            0            0
  Interest Expense                           284,003      447,840      326,212
  Deprec. & Amortization                     182,484      175,628      182,545
                                           ---------    ---------    ---------
      TOTAL EXPENSES                       4,134,935    3,591,208    3,607,050

EARNINGS FROM CONTINUING
  OPERATIONS BEFORE TAXES &
  EXTRAORDINARY ITEMS                        851,621      560,097      375,888

PROVISIONS FOR INCOME TAXES
   Note 6                                   (256,791)     (96,506)     (75,822)
                                           ---------    ---------    ---------
NET EARNINGS BEFORE
  EXTRAORDINARY ITEMS                        594,830      463,591      300,066

EXTRAORDINARY ITEMS -
  UTILIZATION  OF TAX BENEFITS -
   NOTE 6                                          0            0       75,822
  WRITE-OFF OF SIGNS - RED CARPET            (35,263)           0            0
  WRITE-OFF OF CONDEMNED BUILDING            (50,246)    (148,904)           0
                                            --------    ---------    ---------
NET EARNINGS                                 509,321      314,687      375,888

MINORITY INTEREST IN INCOME
  OF CONSOLIDATED SUBSIDIARIES               (86,597)     (42,703)     (15,841)
                                             --------    --------     --------
NET INCOME                                $  422,724   $  271,984    $ 360,047
                                             ========    =========    =========

EARNINGS PER SHARE - Note 1                      .18          .12          .16


   The accompanying notes are an integral part of these financial statements.

                                 SOUTHERN SCOTTISH INNS, INC.
                          CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1994, 1993 AND 1992

                                         1994          1993          1992
NET INCOME                              422,724       271,984       360,047
RETAINED EARNINGS BEGINNING           1,575,375     1,792,193     1,432,146
ADJUSTMENT TO MINORITY INTEREST -             0      (488,802)            0
  NOTE 11                             ---------    ----------     ---------

RETAINED EARNINGS ENDING             $1,998,099    $1,575,375    $1,792,193
                                     ==========    ==========    ==========

    The accompanying notes are an integral part of these financial statements.

                                 SOUTHERN SCOTTISH INNS, INC.
                        CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOW FOR YEAR ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                1994            1993
1992

CASH FLOWS FROM PROVIDED BY (USED
   FOR) OPERATING ACTIVITIES
Net Income                          $  422,724      $  271,984     $  360,047
 Non-Cash Items Included in
            Net Income:
      Depreciation and Amortization    182,484         175,628        182,545
      Uncollectible Amounts            295,504         206,035              0
      Gain (Loss) Recognized          (235,922)              0       (383,887)
      Minority Interest Income          86,597          42,703         15,841
      Deferred Income Tax                    0               0       (286,699)
  Net Changes In Current Assets
            and Liabilities:
      Accounts Receivable             (158,324)       (353,887)       213,579
      Inventories                       62,808         (75,314)         6,508
      Interest Receivable              (71,243)        (76,481)       186,710
      Accounts Payable                (181,138)       (127,381)        71,373
      Interest Payable                  70,730            (934)       (34,095)
      Taxes Payable                    378,325         (66,156)       (56,653)
      Other Accrued Liabilities         (9,743)        177,955         27,670
      Utility Deposits                     430             410           (255)
      Organization & Deferred Costs          0             265          8,284
      Prepaid Expenses                 (83,798)          9,391         88,025
      Loan Receivable-Employee           1,313          (1,313)             0
      Deferred Income                  (11,753)        (10,586)             0
      Investment Income-Affiliates    (202,530)        156,058              0
      Write-off Condemned Building           0        (148,904)             0
      Discount-Notes Receivable          3,884           3,471              0
                                     ---------      ----------      ---------
   NET CASH PROVIDED BY (USED FOR)
      OPERATING ACTIVITIES             550,348         182,944        398,993
                                    ==========      ==========      =========

CASH FLOWS PROVIDED BY (USED FOR)
      INVESTING ACTIVITIES

      Acquisition of Fixed Assets     (349,199)       (85,957)    (605,060)
      Disposal of Fixed Assets             864         27,429    1,245,335
      Purchase/Sale of Investments           0              0      205,033

   NET CASH PROVIDED BY (USED FOR)
      INVESTING ACTIVITIES            (348,335)       (58,528)     845,308

   The accompanying notes are an integral part of these financial statements.

                                 SOUTHERN SCOTTISH INNS, INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOW (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1994, 1993 AND 1992

                                         1994          1993          1992
CASH FLOWS PROVIDED BY (USED
      FOR) FINANCING ACTIVITIES

  Payments on Mortgages and
   Notes Receivable-Incurred         $ (76,262)   $ (230,103)  $(1,616,889)

  Collections on Mortgages and
   Notes Receivable                    228,660       401,123       334,008

  Proceeds from Issuance on
   Mortgages and Notes Payable         461,600       300,605       909,205

  Principal Payments on Mortgages
   and Notes Payable                  (876,462)     (557,046)     (976,935)

  Principal Payments on Capital
   Lease Obligations                    (4,401)       (2,924)            0


   NET CASH PROVIDED BY (USED
    FOR) FINANCING ACTIVITIES          (266,865)      (88,345)   (1,350,611)
                                    -----------    ----------     ---------

Increase (Decrease) in Cash             (64,852)       36,071      (106,310)
                                    ===========    ==========     =========

Cash - Beginning                        148,207       112,136       218,446
                                    ===========    ==========     =========

Cash - Ending                        $   83,355    $  148,207    $  112,136
                                    ===========    ==========     =========

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
A.-1  BUSINESS COMBINATION

      During 1988 the Company acquired a majority interest in Red Carpet Inns Inc., by issuance and exchange of the Company's stock for some Red Carpet Inns, Inc. stock and by purchase of some. The acquisition has been accounted for on a "business combination at predecessor cost" method (pooling of interest) and the financial statements of the Company have been retroactively restated to reflect this business combination.

A.-2 PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany balances and transactions. The Company owns a minority interest in two partnerships which are accounted for by the equity method.

A.-3 ACCOUNTING POLICY - STATEMENT OF CASH FLOWS

      The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

      During 1994, the Company had the following non-cash transactions:
            1. The Company exchanged land for an installment note receivable of $13,000.

            2. The Company purchased a building and land by financing $250,000 of the purchase price with a mortgage note.

      In 1994, the Company paid $985 in income taxes and approximately $236,940 in interest.

      In 1993, the Company paid approximately $361,361 in interest.

B.  INVENTORIES

      Inventories are stated at cost determined on a first-in, first-out basis.

C.  PROPERTIES AND DEPRECIATION

      Property and Equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in accordance with generally accepted accounting principles.

December 31, 1994

Note 1 - (continued)

D.  ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE

      The Company has provided an allowance for uncollectible trade accounts receivable based on a percentage of the outstanding accounts. During the year all bad debt write-offs were made to the allowance account. No reserve for uncollectible Mortgages and Notes Receivable is maintained. When and if a Note Receivable not secured by real estate becomes questionable, it is written down to its net realizable value. When a Mortgage or Note Receivable secured by real estate becomes questionable, it is written down to the adjusted basis of the property securing it.

E.  FRANCHISE FEES

      Franchise fee revenues are recognized after the Company has performed all material services and conditions relating to the sale.

F.  REAL ESTATE SALES

      Gains on real estate transactions on which substantial down payments are not received are deferred and recognized as income only as the principle amount of the obligation is received. This deferred income is shown on the balance sheet as a deferred credit.

G.  DEFERRED DEBT ISSUE COSTS

      Deferred debt costs (primarily commitment fees) are being amortized over the original term of the long-term debt to which they relate.

H.  ORGANIZATIONAL COSTS

      Organization costs are being amortized on a straight-line basis over a five year period.

I.  PER SHARE DATA

      Earnings per share of common stock is based on the weighted average number of shares which were outstanding during the year.

J.  INVESTMENT TAX CREDIT

      Investment tax credits are accounted for as a reduction of the tax liability in the year the property is placed in service using the flow through method.

December 31, 1994

NOTE 2 - PROPERTY AND EQUIPMENT

      Major classifications of property and equipment and their respective depreciable lives are summarized below:

                                      Depreciable Lives
                                      -----------------
     Land Improvements                  10-37  years
     Buildings                          30 1/2 years
     Furniture, Fixtures & Equipment     3-7   years
     Leasehold Improvements            Term of lease


      Depreciation and amortization expense was $182,484 in 1994, $175,628 in 1993 and $182,545 in 1992.


NOTE 3 - MORTGAGES AND NOTES RECEIVABLE

The details of the mortgages and notes receivable are as follows:

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year

DESCRIPTIONS

Note receivable due from
Corporation, secured by
Deed of Trust on property
in Natchez, MS, interest
@ 10.50% for 25 years, due
in equal monthly
installments of $9,802.00                   25,288     865,507     22,778
890,795

Note receivable due from
Individual, secured by
Mortgage on property in
Marrero, LA, interest @
10.75% for 25 years, due
in equal monthly
installments of $4,945.00                   7,399     479,126      6,648
486,525

Note receivable due from
Corporation, secured by
Mortgage on property in
Gretna, LA, interest
@ 12.00% for 30 years,
due in equal monthly
installments of $3,240.00                  16,572     263,092     14,707
279,665

December 31, 1994


Note 3 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS
Note receivable due from
Individual, secured by
Mortgage with Power of Sale
on property in Bald Knob,
AR, interest adjusted
annually based on Federal
Discount Rate plus 5.00%
with floor of 8.00% and
ceiling of 13.00%, payable
in 288 monthly payments
based on interest rate                      4,423     259,298      4,325
264,050

Note receivable due from
Corporation, secured by
Purchase Money Wrap-Around
Mortgage Deed on property
located in Jacksonville,
FL (Arlington Road),
interest @ 12.50% for 25
years, due in equal monthly
installments of $11,735.00                 15,580     993,291     13,758
999,371

Note receivable due from
Corporation, secured by
Purchase Money Wrap-Around
Mortgage Deed on property
located in Jacksonville,
FL (Lane Avenue), interest
@ 12.00% for 19 years, due
in equal monthly install-
ments of $16,516.00                          79,066   1,394,924     24,514
1,449,476

December 31, 1994


Note 3 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS

Note receivable due from
Individual, secured by
Mortgage on property in
Morgan City, LA, interest
for the first 30 months
@ 10.50%, then interest
to increase to 11.25% for
the remaining 270 months
for a total of 25 years.
Payments are $2,785.00
for 30 months, then
$2,937.00 for the
remaining 270 months                         3,280     282,286      2,990
285,567

Note receivable due from
Corporation, secured by
Mortgage on property in
Lafayette, LA, interest for
the first 24 months @ 10.00%,
then interest increases to
11.00% for the next 48 months
and increases again to 12.00%
for the remaining 168 months
for a total of 20 years.
Installments are $2,992.00
for 24 months, then $3,187.00
for the next 48 months and
finally $3,357.00 for the
remaining 168 months.                        6,140     288,436      5,611
294,576

Note receivable due from
Corporation, secured by
Deed of Trust on property
in McComb, MS interest
@ 10.75% for 20 years,
due in equal monthly
installments of $3,333.00                   12,163     311,197      5,986
317,374

December 31, 1994


Note 3 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS
Note receivable due from
Corporation, secured by
Deed of Trust on property
in Hattiesburg, MS, interest
@ 10.00% for 20 years, due
in equal monthly
installments of $4,246.00                    9,185     412,627      8,315
421,812

Note receivable due from
Partnership, secured by
Deed of Trust and assignment
of Lease on Property located
in Gulfport, MS, interest
@ 10.00% for 20 years, due
in equal monthly install-
ments of $4,246.00                           5,879     265,901      4,235
270,673

Note receivable due from
Individual, secured by 1984
Lincoln Automobile, interest
@ 15.00% for 30 months, due
in equal monthly installments
of $241.00                                       0           0        706
 680

Note receivable due from
Individual, unsecured,
interest @ 12.950%, due in
equally monthly installments
of $448.34                                   4,658       5,783          0
   0

Note receivable due from
Individual, interest @
13.00%, due in equally monthly
installments of $166.40                      1,822       1,421          0
   0

Note receivable due from
Partnership, unsecured,
interest @ 12.00%, payable
on demand                                    3,657           0      3,657
   0

December 31, 1994


Note 3 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS
Note receivable due from
Individual, unsecured,
interest @ 10.00%, payable
on demand                                    71,193           0     73,693
    0

Note receivable due from
Corporation, unsecured,
interest @ 12.00% for 54
months, due in equal monthly
installments of $1,457.14                         0           0     35,220
    0

Note receivable due from
Individual, interest @
15.00%, due in equal monthly
installments of $250.00                       2,115           0          0
    0

Note receivable due from
Individual, unsecured,
interest @ 8.00%                                  0           0     14,474
    0

Note receivable due from
Individual, unsecured,
interest @ 8.00%                                  0           0     14,474
    0

Note receivable due from
Individual, unsecured,
interest @ 10.00%                            38,574           0     38,574
    0

Note receivable due from
Individual, unsecured,
interest @ 10.00%                                 0           0      5,047
    0

Note receivable due from
Individual, interest @
10.00%, due in equal monthly
installments of $200.00                       1,681      11,228          0
    0

December 31, 1994


Note 3 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS
Note receivable from
Partnership, unsecured,
interest @ 15.00%, payments
due in equal installments
(monthly installments
suspended until 1992)                             0           0     12,651
    0

Note receivable from
Corporation, unsecured,
interest @ 12.00%, payment
due in equal monthly
installments of $354.40
(monthly installments
suspended)                                        0       4,738          0
4,738

Note receivable from
Partnership, unsecured,
interest @ 12.00%                                 0           0     16,183
30,804

Note receivable from
Partnership, unsecured,
interest @ 15.00%                                 0           0      5,462
14,705

Note receivable from
Partnership, unsecured,
interest @ 10.04%                                 0           0      7,773
5,382

Note receivable from
Partnership, unsecured,
payable on demand,
interest @ 15.00%                       0     123,783          0    109,719

Note receivable from
Partnership, unsecured,
interest @ 15.00%, payment
due in equal monthly
installments (monthly
installments suspended)                 0           0      9,753     20,132

December 31, 1994


Note 3 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS
Note receivable due from
Partnership, unsecured,
interest @ 14.00%, payment
due in equal monthly
installments of $465.80
(monthly installments
suspended)                                        0           0      7,258
17,233

Note receivable from
Corporation,
interest @ 12.00%                                 0      63,607          0
63,607

Note receivable from
Individual, unsecured,
payable on demand,
interest @ 12.00%                                 0      20,821          0
21,143

Note receivable from
Individual, unsecured,
payable on demand,
interest @ 12.00%                                 0       4,143          0
4,276

Note receivable from
Corporation, unsecured,
payable on demand,
interest @ 12.00%                                 0      74,000          0
63,000

Note receivable from
Corporation, unsecured,
payable on demand,
interest @ 12.00%                                 0      73,660          0
73,660
                                          ---------   ---------   --------
---------

      TOTAL                              $  308,675  $6,198,869 $  358,792
$6,388,963
                                          =========   =========   ========
=========

December 31, 1994


Note 4 - MORTGAGES AND NOTES PAYABLE

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS
Note payable to Real
Estate Co. #1, unsecured,
interest @ 12.00%                            25,093           0     25,093
    0

Note payable to Real
Estate Co. #2, unsecured,
interest @ 10.00%, payable in
equal monthly installments
of $500.00 per month for
73 months                                     5,091       6,130      4,188
11,633

Mortgage payable to Bank,
secured by Motel in
Vicksburg, MS, interest @
9.50%, payable in equal
monthly installments of
$5,179.40 per month for
300 months                                   56,711      26,115     62,153
72,265

Mortgage payable to Bank,
secured by Motel in
Vicksburg, MS, interest @
9.50%, payable in equal
monthly installments of
$535.50 per month for
82 months                                     5,869       2,680      6,430
7,458

Mortgage payable to Bank,
secured by Motel in
Hattiesburg, MS, floating
interest rate, payable @
$5,000.00 per month until
January 1993 then @ $8,000.00
per month                                    85,586      58,817     76,682
153,390

Mortgage Payable to Bank,
secured by undeveloped
land in Ocean Springs,
MS, interest @ 10.00%,
payable in equal monthly
installments per month
of $916.78 for 240 months                     4,363      63,983      3,950
68,347

December 31, 1994


Note 4 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS

Mortgage payable to Bank,
secured by Motel in New
Iberia, LA, interest @
8.00% until 3/31/93,
then variable, payable
in equal installments
of $3,488.43 adjusted
annually                                    22,265     262,182     15,462
289,858

Mortgage payable to Bank,
secured by the Pledge of
$475,000.00 of the Note
Receivable on the Motel
in Natchez, MS, interest
@ 9.50% payable in
equal installments of
$6,409.41 for 120 months.
In exchange for this note
and pledge, the bank
assigned to the note maker
the notes and mortgages
receivable which are held
on the Huntsville, AL motel                 43,869     288,489     35,592
340,713

Mortgage payable to Bank,
secured by Motel in Houma,
LA, interest @ 9.00% until
9/24/95, then @ prime +1/4%
thru 9/24/98. Payments are
for 192 months, currently
$6,828.37 per month                          8,908     558,344     81,940
511,734

Mortgage payable to Bank,
secured by Motel in Morgan
City, LA interest @ 9.00%,
until 12/19/95, then @
prime + 1% thru 12/19/98.
Payments are for 192 months,
currently $1,560.91 per
month                                      111,494           0      6,821
129,718

December 31, 1994


Note 4 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS

Mortgage payable to
Individual, secured by
Motel in Marietta, GA,
interest @ 12.00%,
payable in equal monthly
installments of $2,330.37
per month for 24 months                     25,596       5,208      7,563
   0

Mortgage payable to
Individual, secured by
Office Building in
Gulfport, MS, interest
@ 9.00%, payable in
equal monthly installments
of $620.81 per month
for 94 months                                5,034      24,077      4,602
29,111

Mortgage payable to SBA,
secured by Office Building
in Gulfport, MS. interest
@ 10.00%, payable in equal
monthly installments of
$350.00 per month for
99 months                                    2,367      17,046      2,106
19,450

Mortgage payable to
Corporation, secured by
Motel in Lafayette, LA,
interest @ 9.00%, payable
in equal monthly
installments of $2,510.00
per month for 181 months                    10,621     210,825      9,710
220,670

Mortgage payable to a
Corporation, secured by a
Motel in Morgan City, LA,
interest @ 10.50%,
payable in equal monthly
installments of $650.56
per month for 30 months                          0           0      1,284
   0

December 31, 1994


Note 4 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS

Note payable to Individual,
unsecured, interest @
13.00%, payable in full
September 1992                                   0           0      3,011
   0

Note payable to Bank,
secured, by assignment of
Notes Receivable on a Gretna,
LA, and a Marrero, LA
motel, interest @ Chase
Prime Rate plus 2%, payable
in 5 installments of $3,004.54,
7 installments of $4,430.29, 6
installments of $5,684.99, and
25 installments of $7,684.99                     0           0     85,316
3,637

Note payable to Individual,
unsecured, interest @
15.00%, payable on demand                        0       9,792          0
9,792

Note payable to Individual,
unsecured, interest @
8.00%, payable in equal
monthly installments of
$452.37 per month                            3,202      26,080          0
   0

Note payable to Corporation,
unsecured, interest
@ 15.00%, payable on
demand                                           0      23,593          0
23,593

Note payable to Individual,
secured by Lease, interest
@ 13.00%, payable in
equal monthly installments
of $974.00 per month for
91 months                                   27,085      30,096     26,715
34,727





December 31, 1994


Note 4 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS

Note payable to Individual,
unsecured, interest @
10.00%, payable in
equal monthly installments
of $1,931.12 per month for
36 months                                        0           0      9,419
   0

Note payable to Individual,
unsecured, interest @
8.50%, payable in equal
monthly installments of
$2,461.85 per month                          8,746     239,867          0
   0

Note payable to Individual,
unsecured, interest @
9.00%, payable in 12 monthly
installments of $408.44 for
12 months, 1 installment of
$15,000.00, 7 installments
of $5,132.07, and 1 final
installment of $4,871.38                    39,546      14,913     39,546
14,913

Note payable to Individual,
unsecured, without interest,
payable in equal monthly
installments of $500.00 per
month for 26 months                         11,562           0     11,562
   0

Note payable Phillip
North, unsecured
interest @ 10.00%                              578           0        578
   0

Note payable North &
Guidon, unsecured,
interest @ 10.00%, payable
in monthly installments of
$5,000 per month until paid                 27,003           0     13,780
   0

December 31, 1994


Note 4 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS
Note payable Joan Maxwell
unsecured, interest @ 10.00%,
payable in equal monthly
installments of $160.54
per month                                    1,009       8,617        914
9,626

Note payable J. Puckett,
unsecured, interest @
10.00%, payable on demand                    9,449           0     40,943
   0

Note payable to Bank,
interest @ 15.00%                           30,582           0     66,582
   0

Note payable to Houma
Atrium, interest @ 9.00%                     2,589           0      2,589
   0

Note payable to a Bank,
secured by Building,
interest @ Prime + 1%,
payable in 180 monthly
installments                                22,042     201,974     22,042
296,037

Note payable to Bank,
secured by Building,
interest @ Prime + 1%,
payable in 180 monthly
installments                                     0           0      4,723
55,257

Note payable to Bank,
secured by Auto, interest
@ 11.25%, payable in
equal monthly installments
of $231.09 per month for
36 months                                        0           0      1,298
   0

Note payable to Corporation,
secured by Auto, interest
@ 7.50%, payable in equal
monthly installments of
$212.35 per month for
36 months                                    2,226           0      2,226
2,470

December 31, 1994


Note 4 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS

Note payable to Bank
secured by Building,
interest @ 10.50%,
payable in equal monthly
installments of $1,389.36                   16,668      29,165          0
   0

Note payable to Corporation,
unsecured, interest @ 8.00%
payable in equal monthly
installments of $4,410.03                   38,425           0          0
   0

Note payable to Corporation,
unsecured, interest @ 10.00%                38,500           0          0
   0

Note payable to Corporation,
secured by Auto, interest
@ 7.50%, payable in equal
monthly installments of
$212.35 per month for
36 months                                    2,226           0      2,226
2,470

Note payable to Corporation,
secured by Auto, interest
@ 7.50%, payable in equal
monthly installments of
$212.35 per month for
36 months                                        0           0      2,226
2,470

Note payable to Corporation,
secured by Auto, interest
@ 8.00%, payable in equal
monthly installments of
$318.61 per month for
24 months                                        0           0      3,638
 292

Note payable to Corporation,
secured by Auto, interest
@ 8.00%, payable in equal
monthly installments of
$434.30 for 36 months                        4,939           0      4,939
4,982

December 31, 1994


Note 4 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS
Note payable to Corporation,
secured by Auto, interest
@ 8.00%, payable in equal
monthly installments of
$430.91 for 36 months                        4,901           0      4,901
4,944

Note payable to Corporation,
secured by Auto, interest
@ 10.90%, payable in equal
monthly installments of
$299.42 for 36 months                        1,687           0      2,912
1,991

Note payable to Corporation,
secured by 1992 Mercury,
interest @ 8.5%, payable
in equal monthly installments
of $235.49 for 54 months                     2,700       5,654      1,153
9,394

Note payable to Corporation,
secured by 1993 Chevrolet,
interest @ 9.75%, payable
in equal monthly installments
of $382.33 for 36 months                     4,354       2,352      2,591
7,849

Note payable to Corporation,
secured by 1992 Grand Prix,
interest @ 8.95%, payable
of $287.80 for 36 months                     3,292       2,770      3,292
5,765

Note payable to Corporation,
secured by 1992 Lincoln,
interest @ 9.00%, payable
of $598.91 for 36 months                     6,838       6,235      6,838
11,919

Note payable to Individual,
unsecured, without interest,
payable on demand                          103,410           0    188,065
   0

Note payable to Corporation
interest @ 12.00%                           14,800           0     14,800
   0

December 31, 1994


Note 4 - (Continued)

                                            1994                  1993
                                                     Due Beyond            Due
Beyond
                                            Current   One Year    Current   One
Year
DESCRIPTIONS

Note payable to Individual
secured by Corporate stock,
interest @ 10.00%, payable
on demand                                   12,259           0     28,229
   0
                                          --------    --------   --------
--------

      TOTAL                             $  853,485  $2,125,004 $  940,630
$2,356,475
                                         =========   =========  =========
=========

December 31, 1994


      The maturity of principle obligations on the long-term notes and mortgages payable is as follows:

           1996              -        317,505
           1997              -        190,835
           1998              -        173,862
           1999              -        177,039
           2000 and later    -      1,265,764

NOTE 5 - RELATED RECEIVABLES CONTINGENCY

      Notes and accounts receivable from a partnership, the principle partners of which are also directors of the Company, in the amount of $874,628, were exchanged in 1991 for a 25% interest in the partnership.

NOTE 6 - INCOME TAXES

      The Company and its eligible subsidiaries file a consolidated federal income tax return. The following is an analysis of the income tax liabilities for the years ended December 31:

                                    1994            1993          1992
Tax at Statutory Rate           $  260,483      $  105,978    $   87,572

LESS: Tax Reduction due to
 Surtax Benefit                     42,092          28,393        11,750

ADD: Income Tax due to
 State                              38,400          18,921             0
                                 ---------       ---------     ---------

TAX DUE                         $  256,791      $   96,506    $   75,822
                                 =========       =========     =========

      The tax due is from consolidated entities that do not file a consolidated tax return with the parent company and is a result of the taxable income of those entities.

      Certain sales of investment assets, the gains on which have been recognized in the financial statements, are, for tax purposes, being recognized on the installment method. The taxes attributed to these gains have been provided for in the financial statements.

December 31, 1994


NOTE 6 - (Continued)

      The utilization of tax benefits is the result of net operating loss carry forward of the Company and one of the consolidated subsidiaries that is not part of the Company's consolidated tax return. That Company has a statutory tax on financial statement income before application of net operating loss carry forward.

NOTE 7 - ANALYSIS OF STOCKHOLDERS' EQUITY

                              Common Stock         Add'l Pd      Retained

                         No. Shares    Amount      In Capital    Earnings
Balance 12-31-92          2,316,921    5,963,039      42,201     1,792,193
    1993 Income                                                    271,984
    Shares Issued             5,545
Adjustment to
  Minority Interest       _________    _________   _________      (488,802)

Balance 12-31-93          2,322,466    5,963,039      42,201     1,575,375
    1994 Income                                                    422,724

Balance 12-31-94          2,322,466    5,963,039      42,201     1,998,099
                          =========    =========   =========     =========

      A Director receives 200 shares for each meeting attended. A non-director employee receives 50 shares for each meeting attended when invited to attend. Outstanding stock has been restated for 1987 shares issued and outstanding for the acquisition of Red Carpet Inns, Inc. shares in 1988.


NOTE 8 - RELATED PARTY TRANSACTIONS

      From time to time on an as needed basis, the Company has made open advances to Pan America Hospitality, a partnership comprised of certain officers and corporate shareholders of the Company. As of December 31, 1994, these advances totaled $123,783.00.

      The Company has advanced monies to a related partnership through the years. See Note 5, Contingent Receivables for details of the transactions.


NOTE 9 - CONDEMNED BUILDING WRITE OFF

      In 1993 an existing building was condemned and written off. The loss shown on the books was $148,904.00. The fixed asset and accumulated depreciation for this property was removed from the corporate books, except for an allowance of $50,000 for salvage of scrap metal. This amount was written off in 1994.

December 31, 1994


NOTE 10 - PENDING LITIGATION

      At present time the company has a pending litigation against them in the amount of $1,500,000.00. The resolution of this lawsuit is unknown at this time.

NOTE 11 - CHANGE IN METHODOLOGY FOR CALCULATING MINORITY INTEREST IN
SUBSIDIARIES

      A change in the calculation for determining minority interest was made in 1993. Minority interest was increased based on requirements stated in Financial Accounting Standard No. 94.

NOTE 12 - STOCK ISSUANCE TO OFFICERS

      During 1993 Common Stock was issued to Corporate officers. These shares were exchanged for Red Carpet Inns, Inc. common stock based on like kind market rules and totaled 3,334 shares.