Form 10-Q
period 1995-03-31
SOUTHERN SCOTTISH INNS INC
filed 1995-10-06
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549


                                            FORM 10-Q


                    Quarterly report pursuant to Section 13 or 15 (d) of the
                                Securities Exchange Act of 1934.


                         For the quarterly period ended March 31, 1995.

                                  Commission file number 0-7107


                                  SOUTHERN SCOTTISH INNS, INC.



LOUISIANA                                           72-0711739
--------------------------------                    ------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)

       1726 Montreal Circle, Tucker, Georgia          30084
-----------------------------------------------------------------
       (Address of principal executive offices)                            (Zip
Code)




Registrant's telephone number, including area code   770-938-5966

------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has be subject to such filing requirements for the past 90 days.

                                Yes ____________  No _____X _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Date                                Class
Outstanding
----------------------------------------------------------------
   June 30, 1995                       Common Stock
2,322,466 Shares
                           SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                             ------

                                                      March 31
December 31
                                                        1995
1994
                                                     (unaudited)
(audited)
                                                     ----------
----------

CURRENT ASSETS:


Cash- Sav.& Time Deposits                           $    70,400              $
  83,355
Accounts Receivable                                     951,234
 635,648
Mortgages & Notes Receivable                            246,186
 308,675
Inventory                                                12,506
  12,506
Prepaid Expenses                                         46,312
 128,442
Interest Receivable                                     172,214
 213,365
                                                    -----------
-----------
  Total Current Assets:                             $ 1,498,852              $
1,381,991


PROPERTY, PLANT & EQUIPMENT:



Land & Land Improvements                            $ 1,156,867              $
1,202,811
Buildings                                             2,633,617
2,946,353
Furn. Fixtures & Equip.                                 993,126
1,025,187
Leasehold Improvements                                    3,007
   3,007
                                                    -----------
-----------
  Total Prop. & Equipment:                            4,786,619
5,177,358
Less:  Accum. Depreciation                            (955,459)
(1,088,140)
                                                    -----------
-----------
  Total Prop. & Equip. (net):                       $ 3,831,160              $
4,089,218


OTHER ASSETS:


Mortg. & Notes Receivable                           $ 7,212,514              $
6,198,869
Investments                                             640,479
 166,744
Organizational Costs (net)                                  -0-
     -0-
Investment-Partnerships                                 983,166
1,151,550
Utility Deposits                                          4,070
   2,820
Trademarks & Tradename                                1,353,161
1,353,161
Deferred Int. Receivable                                    -0-
     -0-
Prepaid Expenses                                            -0-
     -0-
                                                    -----------
-----------
  Total Other Assets:                               $10,193,390              $
8,873,144

TOTAL ASSETS:                                       $15,523,402
$14,344,353
                                                    ===========
===========

                           SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                              LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      March 31
December 31
                                                        1995
1994
                                                       -------
-----------

CURRENT LIABILITIES:


Accounts Payable                                    $   294,561              $
 133,392
Interest Payable                                        159,070
  84,826
Taxes Payable                                           420,944
 521,283
Accrued Liabilities                                     414,520
 409,048
Mortgages & Notes Payable                               676,343
 853,485
Capital Lease Obligations                                   752
     752
Note Discounts                                          143,533
 139,649
                                                    -----------
-----------
  Total Current Liabilities:                        $ 2,109,723              $
2,142,435


LONG TERM DEBT:



Mortgages & Notes Payable                           $ 2,572,948              $
2,125,004
Capital Lease Obligations                                   -0-
     -0-
                                                    -----------
-----------
  Total Long Term Debt:                             $ 2,572,948              $
2,125,004


DEFERRED CREDITS:



Deferred Income Taxes                               $       -0-              $
     -0-
Deferred Income                                       1,517,002
1,336,460
                                                    -----------
-----------
  Total Deferred Credits:                           $ 1,517,002
$1,336,460


Total Liabilities &

  Deferred Credits:                                 $ 6,199,673              $
5,603,899
                                                    -----------
-----------

STOCKHOLDER'S EQUITY:


Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,322,466                               $ 5,963,039              $
5,963,039
Paid-In Capital                                          42,201
  42,201
Retained Earnings                                     1,943,093
1,998,099
Current Year's Income                                   634,420

                                                    -----------
-----------
  Total                                               8,582,753
8,003,339
Minority Interest                                       740,976
 737,115
                                                    -----------
-----------
  Total Stockholder's Equity:                       $ 9,323,729              $
8,740,454


TOTAL LIABILITIES &

  STOCKHOLDER'S EQUITY:                             $15,523,402
$14,344,353
                                                    ===========
===========

                           SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME
                                           (UNAUDITED)

                                                                          FOR
THE
                                                                    THREE
MONTHS ENDED
                                                                         MARCH
31,



                                                           1995
    1994
                                                           ----
    ----

REVENUES:

Franchise Division                                  $   632,535              $
 628,902
Financing Revenues                                      113,691
 201,549
Interest Income                                         201,312
 157,031
Lease Income                                            192,265
  28,824
Income From Investments                                     -0-
   3,316
Gain On Sale Of Properties                              541,274
     -0-
                                                    -----------
-----------
  Total Revenues:                                   $ 1,681,077              $
1,019,622




COSTS AND EXPENSES:

Operating Expense                                   $   961,705              $
 875,993
Interest Expense                                         67,633
  71,325
Depreciation & Amortization                              22,737
  28,494
Other Non-Operating Exp.                                    -0-
  11,367
                                                    -----------
-----------
  Total Costs & Expenses                          $   1,052,075              $
 987,179


NET INCOME (LOSS):                                 $    629,002              $
  32,443
                                                    ===========
===========

                                        NOTE TO FORM 10 Q

A summary of the registrant's significant accounting policies is set forth in Note 1 to the consolidated financial statements of the registrant and its subsidiaries in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission, which report should be read in conjunction with this interim report.

In the opinion of management, the accompanying interim financial statements reflect all adjustments which are necessary to a fair statement of the results for the interim periods presented.
Item 6.  Exhibits and Reports on Form 8-K.

(a) No exhibits are required to be furnished in accordance with 17 C.F.R. Section 229.601.



                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             SOUTHERN SCOTTISH INNS, INC.


Date:  October 4, 1995                       By:    Jack M. Dubard
                                                    ---------------------------
                                                    Jack M. Dubard, President
                                                    (Chief Financial Officer)


Date:  October 4, 1995                       By:    Mary R. Dubard
                                                    ----------------------------
                                                    Mary R. Dubard, Corp.
                                                    Secretary