Form 10-Q/A
period 1995-03-31
SOUTHERN SCOTTISH INNS INC
filed 1995-11-17
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q/A
                                    AMENDMENT 1

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


                                                                    SOUTHERN
SCOTTISH INNS, INC.


Date:  October 4, 1995                                       By:    Jack M.
Dubard
                                                                    ----------
-----------------
                                                                    Jack M.
Dubard, President
                                                                    (Chief
Financial Officer)


Date:  October 4, 1995                                       By:    Mary R.
Dubard
                                                                    ----------
------------------
                                                                    Mary R.
Dubard, Corp.
                                                                    Secretary
