Form 10-Q
period 1995-06-30
SOUTHERN SCOTTISH INNS INC
filed 1995-11-17
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


             Quarterly report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934.


                   For the quarterly period ended June 30, 1995.

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

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                      ------

                                             June 30           December 31
                                              1995                1994
                                           (unaudited)          (audited)
                                           ----------          ----------
CURRENT ASSETS:

Cash- Sav.& Time Deposits                 $    75,627         $    83,355
Accounts Receivable                         1,054,054             635,648
Mortgages & Notes Receivable                  225,907             308,675
Inventory                                      12,506              12,506
Prepaid Expenses                               60,247             128,442
Interest Receivable                           208,676             213,365
                                          -----------         -----------
  Total Current Assets:                   $ 1,637,017         $ 1,381,991


PROPERTY, PLANT & EQUIPMENT:

Land & Land Improvements                  $ 1,152,811         $ 1,202,811
Buildings                                   2,583,617           2,946,353
Furn. Fixtures & Equip.                     1,112,356           1,025,187
Leasehold Improvements                          7,495               3,007
                                          -----------         -----------
  Total Prop. & Equipment:                  4,856,279           5,177,358
Less:  Accum. Depreciation                  (976,595)         (1,086,631)
                                          -----------         -----------
  Total Prop. & Equip. (net):             $ 3,879,684         $ 4,089,218


OTHER ASSETS:

Mortg. & Notes Receivable                 $ 7,214,313         $ 6,198,869
Investments                                 1,093,645             166,744
Organizational Costs (net)                        -0-                 -0-
Investment-Partnerships                       983,166           1,151,550
Utility Deposits                                4,070               2,820
Trademarks & Tradename                      1,353,161           1,353,161
Deferred Int. Receivable                          -0-                 -0-
Prepaid Expenses                                  -0-                 -0-
                                          -----------         -----------
  Total Other Assets:                     $10,648,355         $ 8,873,144

TOTAL ASSETS:                             $16,165,056         $14,344,353
                                          ===========         ===========

                    SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDER'S EQUITY

                                             June 30           December 31
                                              1995                1994
                                             -------           -----------
CURRENT LIABILITIES:

Accounts Payable                          $   332,024         $   133,392
Interest Payable                              167,339              84,826
Taxes Payable                                 273,485             521,283
Accrued Liabilities                           428,157             409,048
Mortgages & Notes Payable                     448,633             853,485
Capital Lease Obligations                         752                 752
Note Discounts                                143,533             139,649
                                          -----------         -----------
  Total Current Liabilities:              $ 1,793,923         $ 2,142,435

LONG TERM DEBT:

Mortgages & Notes Payable                 $ 3,106,044         $ 2,125,004
Capital Lease Obligations                         -0-                 -0-
                                          -----------         -----------
  Total Long Term Debt:                   $ 3,106,044         $ 2,125,004

DEFERRED CREDITS:

Deferred Income Taxes                     $       -0-         $       -0-
Deferred Income                             1,558,877           1,336,460
                                          -----------         -----------
  Total Deferred Credits:                 $ 1,558,877          $1,336,460

Total Liabilities &
  Deferred Credits:                       $ 6,458,844         $ 5,603,899
                                          -----------         -----------

STOCKHOLDER'S EQUITY:

Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,322,466                     $ 5,963,039         $ 5,963,039
Paid-In Capital                                42,201              42,201
Retained Earnings                           1,998,099           1,998,099
Current Year's Income                         896,504
                                          -----------         -----------
  Total                                     8,899,843           8,003,339
Minority Interest                             806,369             737,115
                                          -----------         -----------
  Total Stockholder's Equity:             $ 9,706,212         $ 8,740,454

TOTAL LIABILITIES &
  STOCKHOLDER'S EQUITY:                   $16,165,056         $14,344,353
                                          ===========         ===========

                    SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)

                                                             FOR THE
                                                        SIX MONTHS ENDED
                                                            JUNE 30,



                                                 1995                1994
                                                 ----                ----
REVENUES:

Franchise Division                      $   1,449,324         $ 1,393,431
Financing Revenues                            107,847             265,407
Interest Income                               418,817             347,423
Lease Income                                  900,532             388,176
Income From Investments                           -0-              90,177
Gain On Sale Of Properties                    466,000              28,945
                                          -----------         -----------
  Total Revenues:                         $ 3,342,520         $ 2,513,559




COSTS AND EXPENSES:

Operating Expense                         $ 2,206,522         $ 1,943,741
Interest Expense                              142,306             139,443
Depreciation & Amortization                    45,475             116,054
Other Non-Operating Exp.                       51,713              46,122
                                          -----------         -----------
  Total Costs & Expenses                  $ 2,446,016         $ 2,245,360

NET INCOME (LOSS):                        $   896,504        $    268,199
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

Item 6.  Reports on Form 8-K.

(a) No reports are required to be furnished in accordance with 17 C.F.R. Section 229.601.



                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      SOUTHERN SCOTTISH INNS, INC.


Date:  October 6, 1995                By:    Jack M. Dubard
                                           ----------------------------
                                           Jack M. Dubard, President
                                           (Chief Financial Officer)


Date:  October 6, 1995                By:  Mary Ruth Dubard
                                           ---------------------------
                                           Mary R. Dubard, Corp.
                                           Secretary