Form 10-Q
period 1995-09-30
SOUTHERN SCOTTISH INNS INC
filed 1995-11-17
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


             Quarterly report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934.


                For the quarterly period ended September 30, 1995.

                           Commission file number 0-7107


                           SOUTHERN SCOTTISH INNS, INC.



LOUISIANA                                   72-0711739
--------------------------------            ------------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)              Identification No.)

      1726 Montreal Circle, Tucker, Georgia          30084
-----------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)




Registrant's telephone number, including area code   404-938-5966
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

                                      ASSETS
                                      ------

                                          September 30         December 31
                                              1995                1994
                                           (unaudited)          (audited)
                                           ----------          ----------
CURRENT ASSETS:

Cash- Sav.& Time Deposits                 $   137,483         $    83,355
Accounts Receivable                         1,119,072             635,648
Mortgages & Notes Receivable                  200,136             308,675
Inventory                                      12,506              12,506
Prepaid Expenses                               64,961             128,442
Interest Receivable                           190,199             213,365
                                          -----------         -----------
  Total Current Assets:                   $ 1,724,357         $ 1,381,991


PROPERTY, PLANT & EQUIPMENT:

Land & Land Improvements                  $ 1,152,811         $ 1,202,811
Buildings                                   2,583,617           2,946,353
Furn. Fixtures & Equip.                     1,099,894           1,025,187
Leasehold Improvements                         50,790                   0
                                          -----------         -----------
  Total Prop. & Equipment:                  4,887,112           5,177,358
Less:  Accum. Depreciation                  (974,589)         (1,086,631)
                                          -----------         -----------
  Total Prop. & Equip. (net):             $ 3,912,523         $ 4,089,218


OTHER ASSETS:

Mortg. & Notes Receivable                 $ 7,213,309         $ 6,198,869
Investments                                 1,153,210             166,744
Organizational Costs (net)                        -0-                 -0-
Investment-Partnerships                       983,166           1,151,550
Utility Deposits                                4,070               2,820
Trademarks & Tradename                      1,353,161           1,353,161
Deferred Int. Receivable                          -0-                 -0-
Prepaid Expenses                                  -0-                 -0-
                                          -----------         -----------
  Total Other Assets:                     $10,706,916         $ 8,873,144

TOTAL ASSETS:                             $16,343,796         $14,344,353
                                          ===========         ===========

                    SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDER'S EQUITY


                                          September 30         December 31
                                              1995                1994
                                             -------           -----------
CURRENT LIABILITIES:

Accounts Payable                          $   181,623         $   133,392
Interest Payable                              166,876              84,826
Taxes Payable                                 319,583             521,283
Accrued Liabilities                           447,105             409,048
Mortgages & Notes Payable                     430,954             853,485
Capital Lease Obligations                         752                 752
Note Discounts                                143,533             139,649
                                          -----------         -----------
  Total Current Liabilities:              $ 1,690,426         $ 2,142,435

LONG TERM DEBT:

Mortgages & Notes Payable                 $ 3,057,739         $ 2,125,004
Capital Lease Obligations                         -0-                 -0-
                                          -----------         -----------
  Total Long Term Debt:                   $ 3,057,739         $ 2,125,004

DEFERRED CREDITS:

Deferred Income Taxes                     $       -0-         $       -0-
Deferred Income                             1,582,627           1,336,460
                                          -----------         -----------
  Total Deferred Credits:                 $ 1,582,627          $1,336,460

Total Liabilities &
  Deferred Credits:                       $ 6,330,792         $ 5,603,899
                                          -----------         -----------

STOCKHOLDER'S EQUITY:

Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,322,466                     $ 5,963,039         $ 5,963,039
Paid-In Capital                                42,201              42,201
Retained Earnings                           1,998,099           1,998,099
Current Year's Income                       1,180,791
                                          -----------         -----------
  Total                                     9,184,130           8,003,339
Minority Interest                             828,874             737,115
                                          -----------         -----------
  Total Stockholder's Equity:             $10,013,004         $ 8,740,454

TOTAL LIABILITIES &
  STOCKHOLDER'S EQUITY:                   $16,343,796         $14,344,353
                                          ===========         ===========

                    SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)


                                                             FOR THE
                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,



                                                 1995                1994
                                                 ----                ----
REVENUES:

Franchise Division                        $ 2,252,413         $ 2,264,444
Financing Revenues                            165,824             318,248
Interest Income                               575,345             685,778
Lease Income                                1,224,434             550,652
Income From Investments                           -0-              90,176
Gain On Sale Of Properties                    466,000             177,849
                                          -----------         -----------
  Total Revenues:                         $ 4,684,016         $ 4,087,147




COSTS AND EXPENSES:

Operating Expense                         $ 3,152,747         $ 3,279,465
Interest Expense                              206,540             193,359
Depreciation & Amortization                    92,225              49,678
Other Non-Operating Exp.                       51,713             103,141
                                          -----------         -----------
  Total Costs & Expenses                  $ 3,503,225         $ 3,625,643

NET INCOME (LOSS):                        $ 1,180,791        $    461,504
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


                                      SOUTHERN SCOTTISH INNS, INC.


Date:  September 17, 1995                  By: __________________________
                                           Jack M. Dubard, President
                                           (Chief Financial Officer)


Date:  September 17, 1995                  By: __________________________
                                           Mary R. Dubard, Corp.
                                           Secretary
