Form 10-K
period 1995-12-31
SOUTHERN SCOTTISH INNS INC
filed 1996-07-10
CIK 92284

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549
                                        ----------------------
                                              FORM  10-K
                                        ----------------------

                           Annual Report pursuant to section 13 or 15 (d) of
                                  the Securities Exchange Act of 1934
                              for the fiscal year ended December 31, 1995

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

The aggregate market value of the voting stock held by nonaffiliated of the registrant on December 31, 1995 was $1,262,363.75. The aggregate market value shall be computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliated was computed as 1,009,891 shares.

The number of shares outstanding of the Registrant's Common Stock as of December 31, 1995, was 2,322,466 shares.

                                  DOCUMENTS INCORPORATED BY REFERENCE
                                                 None

Definitions:  The "Company", the "Registrant" and the "Fiscal Year"
- ------------------------------------------------------------------
When used in this Annual Report, the "Company," unless the context indicates otherwise, refers to Southern Scottish Inns, Inc. and its subsidiaries on a consolidated basis. The "Registrant" refers to Southern Scottish Inns, Inc. as a separate corporate entity without reference to its subsidiaries. The "Fiscal Year" refers to the year ended December 31, 1995, which is the year for which this Annual Report is filed. The items, numbers and letters appearing herein correspond with those contained in Form 10-K of the Securities and Exchange Commission, as amended through the date hereof, which specifies the information required to be included in Annual reports on such Form. In accordance with General Instructions C(2) to Form 10-K, the information contained herein is, unless indicated herein being given as of a specified date or for a specified period, given as of December 31, 1995 and referred to "as of this writing".

                                                PART I
Item 1.  Business

(a)    General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. The table below show the various different business holdings for the last five years.

                                                12/95  12/94  12/93  12/92
12/91
                                                -----  -----  -----  -----
- -----
Motel Franchises Held - Total                   269     343    354    314    316
       Master Hosts Inns                         11      18     21     18     22
       Red Carpet Inn                           112     147       121    118
       Scottish Inns                            130     156    163    151
       Downtowner Inns - Note 1                   2       3           2      3
       Passport Inns - Note 1                    14      19     20     22

Motel Operated - Total                            0       0           1
       Master Hosts Inns                          0       0
       Red Carpet Inn                             0       0
       Scottish Inns                              0       0           1
       Independent                                0       0

Motel Owned & Leased To
       Operators - Total                          4       4      5      4      7
       Master Hosts Inns                          1       1
       Red Carpet Inn                             1       1                2
       Scottish Inns                              1       2      3      2      3
       Independent                                1       0                1

Free Standing Restaurants
       Owned                                      0       0                1
       Leased In - Note 2                         1       1
       Operated                                   0       0
       Subleased - Note 2                         1       1           0      2
       Vacant                                     0       0           1      0

Wrap Around Mortgages or Other
       types of Financing Held                   14      13     11      9      7

Parcels of Land Held for Investment
       or Development                             3       3

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

(b)    Segment Information - Note 3

The Company identifies its significant industry segments as set forth in the table below. All revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible.

                                                       Segment Information
                                                      for the Year Ended Dec.
31,

                                                1995            1994
    1993
                                             ----------       ----------
  ----------
Franchising:
       Revenues                               2,816,074        2,656,368
   2,431,452
       Operating Profit (Loss)                (434,218)           87,825
     190,667

Financing & Investing:
       Revenues                               1,701,901        1,054,164
     982,788
       Operating Profit (Loss)                1,282,707          275,880
     194,410

Leasing:
       Revenues                                 913,602          634,675
     503,421
       Operating Profit (Loss)                  390,175          298,817
     175,020

       Note 3:       In previous years, Franchising and Financing/Property
                     Development were the catagories. Leasing has been added for
                     1995, and 1994 and 1993 have been restated to show the additional category.

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

       (XIII)        Employees

Division                                               12/95         12/94
  12/93

Lodging Leased to Outsiders - Note 4                     95            93
    69
Franchise Division                                       45            46
    46
Administrative & Finance                                  6             6
     3
                                                       ------        ------
  -----
       Total                                            146           119
   119

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

Item 2        Properties

The following table sets forth certain information, as of this writing, concerning properties on which the Company holds notes secured by mortgages and other types of financing instruments held by the Company:

                                                              Amount
Underlying
Location                          Description              Receivable
Mortgages
- ---------                         ------------            -----------
- ---------

Arlington Rd                      120 Room Motel         1,020,469.18
- -0-
 Jacksonville, FL                 on 3.5 acres

Bald Knob, AR                     42 Room Motel            260,514.49
- -0-

Gretna, LA                        45 Room Motel            263,092.20
- -0-

Gulfport, MS                      Racquet Club             267,147.97
- -0-
                     (courts, clubhouse, vacant lot)

Hattiesburg, MS                   48 Room Motel            412,626.68
95,991.67

Lafayette, La                     80 Room Motel            288,436.09
210,824.65
                                  on 1.76 acres

Lane Avenue                       144 Room Motel         1,473,989.51
- -0-
 Jacksonville, FL                 on 4 acres

McComb, MS                        51 Room Motel            323,360.89
9,134.29

Marrero, LA                       100 Room Motel           481,050.60
- -0-
                                  on 2.5 acres

Morgan City, LA                   49 Room Motel            262,286.43
45,255.66

Natchez, MS                       100 Room Motel           865,507.44
*313,070.90

New Iberia, LA                    80 Room Motel            595,167.54
273,377.99

Ocean Springs, MS        Unimproved Land    241,350.35    44,244.86

       * While the indenture in favor of a bank in connection with this receivable is not a mortgage, an original sum of $475,000.00 of the receivable was assigned and pledged in 1990 to a bank and might be considered as being in the nature of an underlying mortgage. Said $475,000 is reduced to $290,563.31.

The following table sets forth certain information, as of this writing, concerning motel properties owned by the Company and under management contract or leased to Operators.

Location                                 Description                 Mortgage
Balance
- --------                                 ------------
- -----------------
Houma, LA  - Note 5                      120 Room Motel              $
539,892.73

Huntsville, AL - Note 6                  197 Room Motel
- -0-
                                         3.3 acres of leased land

Marietta, GA - Note 7                    154 Room Motel
606,051.33

Sabine Pass, TX                           30 Room Motel
55,729.67

Vicksburg, MS - Note 5                   100 Room Motel
28,303.57

       Note 5 These properties, on April 1, 1990, were leased to First Hospitality Management Corporation, a corporation owned by Robert H. Douglas, a Director of the Company and a former employee of the Company.

       Note 6 Title to this property was reacquired by foreclosure December 7, 1990. It re-opened for business April, 1990, under an agreement with Alahunt, Inc., a corporation wholly owned by Richard A. Johnson, a Director of Registrant. During the current reporting period, the Company leased this property to Thelma Pullin, a sister of the Registrant's then president.

       Note 7 The Marietta property in 1992 was operated by the Company. Since 1993, it has been leased to Timothy J. DeSandro, a former employee of the Company.

Also, until August 2, 1991, the Company operated one "Omelet House" restaurant located in New Iberia, Louisiana, which it leases from an individual. On August 1, 1991, the Company entered into a rental agreement with Alfred W. Schoeffler, who operated same from August 3, 1991, through September 24, 1992; the property was vacant until March of 1993 since which time the property has been leased to First Hospitality Management Company.


The following table sets forth certain information, as of this writing, concerning other properties owned or recently owned by the company.

Location                    Description                              Mortgage
Balance
- ---------                   -----------
- ----------------
Atlanta, GA                 Warehouse on two parcels                 239,867.47
                            of land (1.2 acres), 22,200
                            square feet, heated & air conditioned
                            including 13,000 square feet of
                            showroom/office.

Gulfport, MS                Unimproved land, (4) lots                 26,079.51
                            in city of Gulfport.

Gulfport, MS                Warehouse/office building                 41,101.81

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

The Amended Complaint demands judgement of $1,500,000 plus interest and costs of Court, and trial by jury.

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

                                                   Bid Price
   Asked Price
       1994                              High          Low                 High
         Low
 -----------------                       ----------------
- ---------------
    1st Quarter                          .875          .875                1.75
         1.75
    2nd Quarter                          .875          .875                1.75
         1.75
    3rd Quarter                          .875          .875                1.75
         1.75
    4th Quarter                          1.25          1.25                1.75
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

                       1995            1994            1993              1992
         1991
                     ---------      ---------    --------    --------
- --------
REVENUE              6,193,245      4,986,556    4,151,305   3,982,938
4,645,699
NET                    851,209        363,480      210,678     360,047
245,598
INCOME

EARNINGS PER
  SHARE                      .37            .16                .09
 .16                .11

TOTAL             16,259,446  14,079,146   13,915,514  13,982,208   14,215,100

LONG TERM            2,710,577      2,294,691          2,356,475
2,853,736         3,049,661

STOCKHOLDER'S
EQUITY               8,764,807      7,913,598          8,231,133
8,100,892         7,725,004

CASH DIVIDENDS
PER SHARE              - 0 -          - 0 -              - 0 -            - 0 -
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

                                                                     POSITION
AND TERM
       NAME                                     AGE                  WITH
REGISTRANT
- --------------------                          --------
- ---------------------
Bobby E. Guimbellot                              55                  CEO - 21
Years
                                                                     Director -
23 Years

Michael M. Bush                                  47                  Director -
14 Years

Donald Deaton                                    65                  Director -
9 Years

Robert H. Douglas                                63                  Director -
17 Years

Jack M. Dubard                                   64                  President
- - 2 Years
                                                                     Director -
7 Years

C. Guy Lowe, Jr.                                 60                  Director -
23 Years

Gretchen W. Nini                                 48                  Director -
9 Years

Harry C. McIntire                                66                  Chairman -
2 Years
                                                                     Director -
19 Years

George O. Swindell                               58                  Director -
20 Years

Richard A. Johnson                               51                  Director -
6 Years

Melanie G. Campbell                              40                  Director -
5 Years

John L. Snyder, Jr.                              69                  Director -
5 Years

Melinda P. Hotho                                 33                  Director -
2 Years

Timothy D. DeSandro                              46                  Director -
2 Years

The Board of Directors of the Company held one regularly scheduled meeting in 1994.

The term of office for all directors expires at the close of the next annual meeting of shareholders. Officers serve at the please of the Board of Directors.

Bobby E. Guimbellot served as President of the Registrant from January of 1976 through 1994. Mr. Guimbellot remains as Chief Executive Officer of Registrant. Mr. Guimbellot is also the principal shareholder and Chairman of the Board of Western Wireline Services, Inc. ("Western Wireline"), an oil well service company headquartered in Belle Chasse, Louisiana. Mr. Guimbellot has been Chairman of Red Carpet Inns, International, Inc. a subsidiary of the registrant, since 1982, and has been President of Red Carpet since January 1, 1992.

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

C. Guy Lowe, Jr. is a self-employed real estate developer and also provides office building management services. He has been so engaged for more than 8 years.

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

George O. Swindell formerly owned Diamond Realty Construction, Gretna Louisiana; he has been a real estate broker since 1970 and has been a general contractor of over 18 years.

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


Timothy J. Desandro has been selected to serve as Director on an interim basis. He is currently the Lessee of the Scottish Inn located in Marietta, Georgia, which property he has managed for the past six (6) years. Previously he functioned in the capacity of oil well service operator, a position that Mr. DeSandro held for 20 years.

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

Item 11       Executive Compensation

For services rendered in all capacities to the Company and its subsidiaries during the Fiscal Year ended December 31, 1995, the Company paid aggregate cash compensation in the amount of $98,000.00 to Mr. Guimbellot, the Registrant's then President and present Chief Executive Officer. His salary was partially deferred and he is owed $169,687.27, most of which is from prior periods. His annual salary is $88,200. In 1995, the Company paid aggregate cash compensation in the amount of $62,969.99 to Mr. Dubard, who for most of said period was vice president of Registrant and CEO of its franchising subsidiary, and who for the latter part of said period was Registrant's president and CEO of Hospitality Inc.The Company provides Messrs. Guimbellot and Dubard with automobiles and does not require them to account for the personal use, if any, of the automobiles. The cost is not included in the compensation reported above. However, the Company estimates that the amount, which cannot be specifically or precisely ascertained, does not exceed 10% of the aggregate compensation, paid and unpaid, reported above.


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

                                         Amount and Nature
Present
Name of                                    of Beneficial
Percent
Beneficial Owner                             Ownership                     Of
Class - Note 8
- -----------------                        ------------------
- --------
Bobby E. Guimbellot                          1,127,094
48.53%
1726 Montreal Circle
Tucker, Georgia 30084 - Note 9

Harry C. McIntire                              156,011
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

                                         Amount and Nature
Present
Name Address of                            of Beneficial
Percent
Beneficial Owner                             Ownership                     Of
Class - Note 11
- -----------------                        ------------------
- --------
Michael W. Bush             Note 12                    2,811
 .12%
Melanie Campbell                                       400
 .02%
Donald Deaton                                          1,860
 .08%
Timothy DeSandro                                       1,248
 .06%
Robert H. Douglas                                      1,630
 .07%
Jack M. Dubard              Note 14                    6,407
 .28%

<CATION>
                                         Amount and Nature
Present
Name Address of                            of Beneficial
Percent
Beneficial Owner                             Ownership                     Of
Class - Note 11
- -----------------                        ------------------
- --------
S>
Bobby E. Guimbellot         Note 13                1,127,094
48.53%
Richard A. Johnson                                     9,215
 .40%
C. Guy Lowe, Jr.                                       1,135
 .05%
Harry C. McIntire           Note 15                  156,011
6.71%
Gretchen W. Nini            Note 16                    2,601
 .11%
George O. Swindell                                     1,563
 .06%
John L. Snyder, Jr.                                      600
 .02%
                                         ------------------
- --------
                                                  1,312,575
56.51%

Note 11       Based on 2,322,466 shares outstanding.

Note 12       Includes 250 shares in the name of his minor son.

Note 13 Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Melanie Campbell, the Secretary of Western Wireline Services, Inc., shares voting and investment powers with respect to the 35,238 shares owned by Industrial Funds.

Note 14       Includes 413 shares in the name of his wife.

Note 15 Voting and investment powers on 113,331 shares are shared with his wife.

Note 16       Includes 639 shares in the name of her minor child.

Item 13       Certain Relationships and Related Transactions

J. Puckett and Company/Buena Vista Venture

       This entity is an ordinary particular Louisiana partnership. The Registrant owns twenty-five (25) of the one hundred (100) partnership units. Bobby E. (Bob) Guimbellot, individually, Registrant's Chief Executive Officer, owns eleven (11) of said partnership units. Additionally, Mr. Guimbellot, d/b/a Coastal Companies, owns twenty (20) of said units. Emilee B. Guimbellot, Bob Guimbellot's mother, owns one
       (1) said units. Shelly Plantation Ventures, a partnership in which Mr. Guimbellot is a principal unit owner and in which his mother is a small unit owner, while not a partner, is a three (3) per cent equity owner in J. Puckett. The Registrant, in June of 1992, borrowed $50,000.00 from J. Puckett. This debt was represented by a demand note bearing interest at twelve (12) % per year and was paid off March 1995. On November 17, 1995 this partnership sold the motel it owned on the Southside of Highway 90 in Biloxi, Mississippi. Funds from the sale were placed on deposit in a Trust Account with the intention of the partnership finding a like kind exchange. After the 45 day period, it was clear that a like kind property had not been found. The Registrant's portion of the sale was received in January, 1996. At the time of the property sale, a note held by J. Puckett on a prior property credit sale on the Northside of Highway 90 in Biloxi, Mississippi was paid and the Registrant received $258,000 in November, 1995 from that payment.


Pan American Hospitality

       From time to time, and on an as needed basis, the Registrant has made advances to Pan American Hospitality, a partnership comprised of Red Carpet Inns International, Inc. (a subsidiary of the Registrant), Bobby E. Guimbellot, Emilee Guimbellot (Mr. Guimbellot's mother), Western Wireline Services, Inc., Mildred Puckett, Mary R. Dubard (wife of Jack M. Dubard), and two unrelated individuals. As of December 31, 1995, these advances total $145,676.

C. Guy Lowe, Jr.

       On April 4, 1986, the Company acquired from C. Guy Lowe, Jr., (a director of the Registrant) all of the outstanding stock of O.S. of South Louisiana, Inc. in exchange for the Registrant's promissory note in the face amount of $132,448. On May 5, 1986, Mr. Lowe assigned this note to Merchants Trust and Savings Bank. No scheduled payments were made on this note. On July 31, 1990, Red Carpet Inns International, Inc., a consolidated subsidiary of the Company, borrowed $100,000 from Merchants Trust and Savings Bank and loaned it to the Company. The Company, in turn, paid the $100,000 back to Merchants Trust and savings Bank as assignee, in full, compromise settlement of the original note of $132,448 to Mr. Lowe. The Company will lower its basis in its O.S. of South Louisiana, Inc. stock. The new note from Merchants Trust and Savings Bank to Red Carpet Inns International, Inc. was guaranteed by two affiliated entities belonging to the Company President, Bobby E. Guimbellot. The Company is now indebted to Red Carpet Inns International, Inc. in the amount of $70,000 at an interest rate of one and one-half (1/2%) percent over Chase Manhattan Bank prime rate.

                                                  PART IV

Item 14       Exhibits, Financial schedules and Reports on Form 8-K

(a) Listed below are the following documents which are filed as a part of this Annual Report.

       1.     Financial statements
              Auditor's Report.  Note 17
              Consolidated balance sheets of the Company as of December 31, 1995 and 1994.
              Consolidated statements of changes in cash flow of the Company for the Fiscal Years ended December 31, 1995, 1994 and 1993.
              Notes to consolidated financial statements.

       2.     Financial statement schedules.

       3. Exhibits. The exhibits filed as part of the Annual report are listed on the exhibit index which immediately precedes and is bound with such exhibits.

(b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Annual Report.

Note 17 For the company's fiscal years of 1985 through 1990, our Auditor was Robert M. Mosher, C.P.A. of Biloxi, Mississippi. For the Company's fiscal years of 1991 through 1992, our Auditor was the firm of Fountain, Seymour, Mosher & Associates of D'Iberville, Mississippi. In February of 1994 (See Item 7, Capital Resources
              (I)), Registrant and Company moved to the Atlanta area. About such time and in connection with future audits, the decision was made to change auditors and to employ Robert J. Clark, P.C. of Roswell, Georgia. Mr. Clark had done the Company's Audits for 1983 and 1984. Mr. Clark had done the Audits of 1992 and 1993 for Red Carpet Inns International, Inc., an affiliate of Registrant. Mr. Clark has done the Audits for Hospitality International, Inc., a partially owned subsidiary of Registrant, continuously since 1982. For the year 1994 and for the foreseeable future, Mr. Clark will do the audits for Southern Scottish Inns, Inc., Red Carpet Inns International, Inc. and Hospitality International, Inc. Mr. Mosher cooperated with Mr. Clark in the transition. In accordance with the SEC PRACTICE SECTION of the A.I.C.P.A., a partner other than the partner in charge must perform a concurring review of the audit report. When the firm is a sole proprietorship, an outside qualified professional must be utilized and one was so utilized.




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

                                        FOR THE BOARD OF DIRECTORS:

Michael M. Bush                             Melinda P. Hotho
- ------------------------    ------          ------------------------   ------
Michael M. Bush             Date            Melinda P. Hotho           Date
Director                                          Director

Melanie Campbell                             Richard A. Johnson
- ------------------------    ------           ------------------------  ------
Melanie Campbell            Date                 Richard A. Johnson    Date
Director                                               Director

Donald Deaton                                C. Guy Lowe, Jr.
- ------------------------   ------            ------------------------   ------
Donald Deaton              Date              C. Guy Lowe, Jr.           Date
Director                                               Director

Timothy D. DeSandro                           Harry C. McIntire
- ------------------------  ------              ------------------------   ------
Timothy D. DeSandro       Date                Harry C. McIntire          Date
Director                                               Director

Robert H. Douglas                              Gretchen W. Nini
- ------------------------  ------               ------------------------  ------
Robert H. Douglas         Date                 Gretchen W. Nini          Date
Director                                               Director

Jack M Dubard                                  John Snyder
- ------------------------  ------               ------------------------  ------
Jack M. Dubard            Date                 John Snyder               Date
Director                                               Director

Bobby E. Guimbellot                            George O. Swindell
- ------------------------  ------               ------------------------  ------
Bobby E. Guimbellot       Date                 George O. Swindell        Date
Director                                               Director















                        SOUTHERN SCOTTISH INNS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

















































Board of Directors
Southern Scottish Inns, Inc.

                        INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




ROBERT J. CLARK, PC
Roswell, Georgia
June 7, 1996

                        SOUTHERN SCOTTISH INNS, INC.
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 AND 1994

                                              1995                 1994

ASSETS
CURRENT ASSETS
   Cash                                  $    138,563        $     83,355
   Accounts Receivable - net                  427,627             463,790
   Accounts Receivable-Affiliates             116,196              80,057
   Mortgages & Notes-Affiliates               174,210             138,690
   Mortgages & Notes Receivable               174,258             261,786
   Inventory                                   12,386              12,506
   Prepaid Expenses                           174,010             128,442
   Loan Employees                               6,512                   0
   Interest Receivable                        323,399             213,365
   Deferred Tax Benefit                             0              86,771

           TOTAL CURRENT ASSETS             1,547,161           1,468,762


PROPERTY AND EQUIPMENT
   Land                                     1,221,369           1,202,811
   Buildings & Buildings Improvements       2,591,206           2,946,353
   Furniture, Fixtures & Equipment          1,172,517           1,025,187
   Leasehold Improvements                      44,449               3,007
    Total Property & Equipment              5,029,539           5,177,358

   Less: Accumulated Depreciation          (1,208,551)         (1,088,140)

     TOTAL PROPERTY AND EQUIPMENT           3,820,988           4,089,218



OTHER ASSETS
   Mortgages & Notes Receivable             6,534,076           5,792,047
   Mortgages & Notes-Affiliates             1,141,160             267,173
   Investments                                579,832             166,744
   Investment in Partnerships               1,512,526           1,151,550
   Trademarks - Net                         1,107,004           1,140,832
   Other Assets                                16,699               2,820

           TOTAL OTHER ASSETS              10,891,297           8,521,166



                 TOTAL ASSETS           $ 16,259,446        $ 14,079,146





  The accompanying notes are an integral part of these financial statements.

                        SOUTHERN SCOTTISH INNS, INC.
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                         DECEMBER 31, 1995 AND 1994

                                               1995                1994

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                      $    135,951        $    133,392
   Interest Payable                            81,471              84,826
   Taxes Payable                              408,942             330,975
   Other Taxes Payable                        293,822             177,183
   Other Liabilities                          654,201             239,361
   Mortgages & Notes Payable                  459,280             623,148
   Mortgages & Notes Payable-Affiliates       319,140             230,337
   Capital Lease Obligations                        0                 752
   Current Deferred Tax Liabilities           301,927                   0
      TOTAL CURRENT LIABILITIES             2,654,734           1,819,974


LONG-TERM LIABILITIES
   Mortgages & Notes Payable                2,374,644           2,056,314
   Mortgages & Notes Payable-Affiliates       335,933             238,377
      TOTAL LONG-TERM LIABILITIES           2,710,577           2,294,691


 DEFERRED AMOUNTS
   Deferred Income-Installment              1,323,412           1,336,460
   Deferred Income Taxes                       17,655              10,593
      TOTAL DEFERRED AMOUNTS                1,341,067           1,347,053


   TOTAL LIABILITIES & DEFERRED AMOUNTS     6,706,378           5,461,718


MINORITY INTEREST                             788,261             703,830


STOCKHOLDERS' EQUITY
   Common Stock- no par value,
     Authorized 50,000,000 shares,
     Issued & Outstanding 2,322,466      $  5,963,039        $  5,963,039
   Additional Paid in Capital                  42,201              42,201
   Retained Earnings                        2,759,567           1,908,358


      TOTAL STOCKHOLDERS' EQUITY         $  8,764,807        $  7,913,598


      TOTAL LIABILITIES
      AND STOCKHOLDERS' EQUITY           $ 16,259,446        $ 14,079,146



 The accompanying notes are an integral part of these financial statements.

                        SOUTHERN SCOTTISH INNS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993

                                         1995          1994          1993
REVENUES
  Franchising Revenues             $  2,816,074  $  2,656,368  $  2,431,452
  Financing Revenues                    777,851       748,766       818,041
  Sale of Furniture                         175        50,458        74,653
  Operating Lease Revenues              913,602       634,675       503,421
  Gain on Sale of Assets                554,398       235,922             0
  Investment Income                     374,216       305,398       164,747
  Legal Settlement Revenues             664,441       242,586             0
  Other Income                           92,488       112,383       158,991
           TOTAL INCOME               6,193,245     4,986,556     4,151,305

COST & EXPENSES
  Operating Exp.-Franchise Div.       3,253,292     2,555,793     2,228,035
  Operating Exp.-Finance/Invest. Div.   841,712     1,052,816       739,705
  Cost of Sales -Furniture Sales            120        59,839             0
  Interest Expense                      307,871       284,003       447,840
  Depreciation & Amortization           270,081       216,313       188,378
           TOTAL EXPENSES             4,673,076     4,168,764     3,603,958

Earnings from continuing
  operations before taxes &
  extraordinary items                 1,520,169       817,792       547,347

Less:
Provisions for income taxes            (584,530)     (316,199)     (208,350)

Net earnings before
  extraordinary items                   935,639       501,593       338,997

Extraordinary items  (Net of Tax Benefit)
  Write-off of signs - Red Carpet             0       (28,175)            0
  Write-off of condemned building             0       (30,148)      (89,342)

Net Earnings                            935,639       443,270       249,655

Minority Interest in Income
  of Consolidated Subsidiaries          (84,430)      (79,790)      (38,977)

NET INCOME                         $    851,209  $    363,480  $    210,678

Earnings per common share from operations
  before taxes and extraordinary items    $ .65         $ .35         $ .24

Earnings per common share before extra-
  ordinary items                            .40           .22           .15

Net Income per common share                 .37           .16           .09

 The accompanying notes are an integral part of these financial statements.

                        SOUTHERN SCOTTISH INNS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993

                             Number of               Additional
                           Common Shares    Common     Paid in   Retained
                            Outstanding     Stock      Capital   Earnings
Balance December 31, 1992    2,316,921    $5,963,039   $42,201  $1,792,193

Shares Issued to Directors       5,545
Adjustment for Minority
  Interest                                                        (488,082)
Adjustment to Prior Periods                                         30,809
Net Income                                                         210,678

Balance December 31, 1993    2,322,466     5,963,039    42,201   1,544,878

Net Income                                                         363,480
                             ^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^
Balance December 31, 1994    2,322,466     5,963,039    42,201   1,908,358

Net Income                                                         851,209
                             ^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^
Balance December 31, 1995    2,322,466    $5,963,039   $42,201  $2,759,567
                             ^^^^^^^^^     ^^^^^^^^^    ^^^^^^   ^^^^^^^^^



























 The accompanying notes are an integral part of these financial statements.

                        SOUTHERN SCOTTISH INNS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                 YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993

                                         1995          1994          1993

CASH FLOWS FROM PROVIDED BY (USED
   FOR) OPERATING ACTIVITIES

 Net Income                         $   851,209   $   363,480   $   210,678
  Non-Cash Items Included in
        Net Income:
    Depreciation and Amortization       270,080       216,313       188,378
    Uncollectible Amounts                41,224       295,504       206,036
   (Gain) Loss Recognized              (554,954)     (235,922)            0
    Deferred Income Recognized          (13,048)      (11,753)      (10,586)
    Discount Earned                      (3,752)       (3,884)       (3,471)
    Investment Income-Affiliates       (833,291)     (202,530)        7,154
    Minority Interest Income             84,430        79,790        38,977

    Net Changes In Current Assets
        and Liabilities:
    Accounts Receivable                  36,163      (145,994)     (256,446)
    Accounts Receivable-Affiliates      55,662       (12,330)      (90,500)
    Inventories                             120        62,808       (75,314)
    Loan Receivable-Employee             (6,513)        1,313        (1,313)
    Other Assets                         13,878           430           675
    Interest Receivable                (110,034)      (71,243)      (76,481)
    Prepaid Expense                     (45,568)      (83,798)        9,391
    Accounts Payable                      2,559      (173,370)     (127,381)
    Interest Payable                     (3,355)       70,730          (934)
    Taxes Payable                       193,557       343,409       (65,595)
    Deferred Income Tax                 396,809        67,138        51,721
    Other Accrued Liabilities           (97,353)       (9,743)      177,955

   NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                277,823       550,348       182,944


CASH FLOWS PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES

    Investment Distribution             415,000             0
    Payments on Mortgages and
      Notes Receivable-Incurred        (565,453)      (76,262)    (230,103)
    Collections on Mortgages and
      Notes Receivable                  117,527       228,660      401,123
    Acquisition of Fixed Assets        (223,930)     (348,335)     (58,528)
    Investment Purchases                (85,827)            0

   NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES               (342,683)     (195,937)     112,492


 The accompanying notes are an integral part of these financial statements.

                        SOUTHERN SCOTTISH INNS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW - CONTINUED
             FOR THE YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993

                                         1995          1994          1993
CASH FLOWS PROVIDED BY (USED
  FOR) FINANCING ACTIVITIES

  Proceeds from Notes Payable      $    814,900  $    461,600  $    300,605

  Principal Payments on Mortgages
    and Notes Payable                  (694,080)     (876,462)     (557,046)

  Principal Payments on Capital
    Lease Obligations                      (752)       (4,401)       (2,924)


   NET CASH PROVIDED BY (USED
     FOR) FINANCING ACTIVITIES          120,068      (419,263)     (259,365)


Increase (Decrease) in Cash              55,208       (64,852)       36,071


Cash - Beginning                         83,355       148,207       112,136


Cash - Ending                      $    138,563  $     83,355  $    148,207
                                    ^^^^^^^^^^^   ^^^^^^^^^^^   ^^^^^^^^^^^
























 The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995


     HISTORY

     The Company was incorporated on November 8, 1971 under the laws of the State of Louisiana.

     The Company has consolidated the operations of two corporations: Red Carpet Inns International, Inc. and Hospitality International, Inc. The Company owns a 50% interest in Hospitality International, Inc. and Red Carpet Inns International, Inc. owns the other 50%; therefore, all of its operations are included in these financial statements and it is noted as the franchising division. The Company owns 70.8% of Red Carpet Inns International, Inc.

     The Company's financing and investing division provides owner financing to persons acquiring motel properties previously operated and/or owned by the Company. They look to acquire properties for development and/or future sale. The Company also invests in companies whose business operations include property development. These activities primarily occur in the Southeast.

     The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators. It is the exclusive franchisor for Red Carpet Inns and Master Host Inns as well as Scottish Inns and owns the Downtowner/Passport trademarks. Its market has historically been the contiguous United States; however, in 1994 the Company began to explore international markets. The Company also provides a nationwide central reservation service for its franchisees.




     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all subsidiaries except where control is temporary or does not rest with the Company. The Company's investments in companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the net earnings of these Company's is included in consolidated net income. The Company's investments in other companies are carried at cost or fair value, as appropriate. All significant inter-company accounts and transactions are eliminated.

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     ESTIMATES IN FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.


     REVENUE AND EXPENSE RECOGNITION

     I.  Accrual Basis

     The accrual basis of accounting is used for both book and tax records. Revenue is recognized when it is earned. Expenses are recognized when incurred.

     II.  Franchise Fees

     Revenue from franchise sales are recognized when all material conditions of the sale have been substantially performed. Substantial performance by the franchisor occurs when, 1) the franchisor is not obligated in any way to excuse payment of any unpaid notes or to refund any cash already received, 2) initial services required by the franchisor by contract or otherwise have been substantially performed, and 3) all other conditions have been met which affect the consummation of the sale.


     ACCOUNTING POLICY - STATEMENT OF CASH FLOWS

     For purposes of the cash flow statement, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     In 1995 the Company purchased an investment for $512,192 and recorded a payable for the same amount. The cash was paid in January 1996.

     During 1994, the Company had the following non-cash transactions:
        1. The Company exchanged land for an installment note receivable of $13,000.
        2. The Company purchased a building and land by financing $250,000 of the purchase price with a mortgage note.

     In 1995, the company paid $95,149 in income taxes and approximately $261,113 in interest.

     In 1994, the Company paid $985 in income taxes and approximately $236,940 in interest.

     In 1993, the Company paid approximately $361,361 in interest.

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     INVENTORY

     Inventory is valued at the lower of cost or market and consists of hotel and motel furniture. The method used in determining the cost is the average cost paid for the items. The furniture sold in 1993 had a zero basis; and therefore, no cost of sales was recorded. Inventory was sold at a loss in 1994. In 1995, $175 of inventory was sold at a cost of $120.



     REAL ESTATE SALES

     Gains on real estate transactions on which substantial down payments are not received are deferred and recognized as income only when the principle amount of the obligation is received. This deferred income is shown on the balance sheet as a deferred credit.



     DEFERRED DEBT ISSUE COSTS

     Deferred debt costs (primarily commitment fees) are being amortized over the original term of the long-term debt to which they relate.



     NET INCOME PER SHARE

     Net income per common share is computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the years ending December 31, 1995 and 1994 was 2,322,466 and 2,319,694 in 1993.



     ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE

     For accounts receivable - trade, an allowance account is provided based on a percentage of the outstanding accounts. During the year, all bad debt write-offs were made to the allowance account. Accounts receivables for 1995 and 1994 are presented net of allowance for doubtful accounts of $71,082, and $92,318 respectively.

The Company extends credit to individuals and companies in the normal course of its operations. These loans relate to motel properties located throughout the southeast and the Company requires these advances to be secured by mortgages on the related property. The Company's exposure to loss on these notes is dependent on the financial performance of the property and the fair value of the property.

     No reserve for uncollectible mortgages and notes receivable is maintained. Questionable unsecured notes receivable are written down to net realizable value; secured mortgages and notes receivable are written down to the adjusted basis of the secured property.

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE - (CONTINUED)

     Included in the mortgages and notes receivable - short term are notes the Company has with franchisees for initial franchise fees, royalty fees, sign rental and room reservation income. The notes are either non-interest bearing or convey an interest rate of up to 12%. The management elected to write off some of the accrued interest for this year. These notes amount to $32,469 in 1995 and $46,762 in 1994.
     All are due within one year. Certain notes have been extended and have been outstanding for over one year. Those notes due over one year are interest bearing.

     Mortgages and notes receivable are stated net of associated discounts. In 1995, these totaled $135,897.

     The weighted average interest rate of the mortgage notes held by the Company is 11.4%, and they range from 10% to 12.5%.

     Maturities over the next five (5) years are as follows:

                         1996           $174,258
                         1997            104,821
                         1998            128,999
                         1999            138,357
                         2000            149,989
                        Beyond         6,011,910

     LOAN EMPLOYEES

     Loan Employees represents travel advances and/or loans to employees.


     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist of the following:

                                                        December 31,
                                      % ownership       1995       1994

     Mid Continental Supply Company        20%      $  2,000    $      0
     ExtaSea Casino Cruises, Inc.          47%        53,827      59,574
     J Puckett/ Buena Vista-Partnership    25%     1,615,286     990,740
     Pendex Corp                           50%         6,334       8,000
     Houma Atrium Bldg-Partnership         50%       (54,423)     81,472
     Labove Apartment Company              50%        30,000           0
     Pan American Hospitality-Partnership  13%       (48,337)    (31,956)
     Commonwealth-Partnership              50%       512,192           0
     Hospitality Int'l Real Estate, Inc.   50%       (24,521)    (21,073)

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     INVESTMENTS IN UNCONSOLIDATED AFFILIATES - (CONTINUED)

     Those negative investments reflect losses in excess of investment, and the Company is at risk up to at least the amount noted.

     All the Company's investments in unconsolidated affiliates operate with fiscal years ending on December 31. Summarized balance sheet information of the unconsolidated affiliates as of December 31, 1995 and 1994 are as follows:

                                                   1995        1994
     Current Assets                           $ 3,632,281   $2,972,041
     Property and other assets, net             3,742,662    3,002,985
     Current liabilities                          700,175      563,340
     Long-term debt and other liabilities       3,123,098    2,497,398
     Equity                                     3,392,030    2,809,874

     INTANGIBLE ASSETS - TRADEMARKS

     Trademarks are stated on the basis of cost and are amortized, on a straight-line basis, over the estimated future periods to be benefited (not exceeding 40 years). They are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization was $246,158 and $212,329 on December 31, 1995 and 1994, respectively.

     The trade name "Red Carpet Inns" is also owned by the Company. A historical cost basis in excess of $600,000 was carried on the books of the old Red Carpet Inns company prior to its acquisition by the Company. This amount apparently was written off prior to the acquisition. Management believes the current value far exceeds the historical cost to the old company and thus the company has in its possession an asset of substantial worth that has no recorded cost in the financial statements.

     In 1993 the franchising division accepted the marks of Downtowner/Passport International Hotel Corporation from Southern Scottish Inns, Inc. in satisfaction of Southern Scottish Inns, Inc. payable to the franchising division. In this transaction, the Company also assumed some debt of Downtowner/Passport International Hotel Corporation to outside parties. The amount booked as Downtowner/Passport International Hotel Corporation's trademark comprises three amounts: (1) the receivable from Southern Scottish Inns, Inc., (2) the debts of Downtowner/Passport International Hotel Corporation assumed and (3) an outstanding receivable due to the company from Downtowner/Passport International Hotel Corporation.

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     INCOME TAX

     The components of the provision for income taxes are as follows:

                Year ended December 31,        1995     1994     1993

     Current:
       Federal                              $155,153 $166,138  $134,410
       State, local, and franchise taxes      33,618   32,412    25,260

     Total Current                           188,771  198,550   159,670

     Deferred:
       Federal                               335,957   99,142    38,919
       State, local, and franchise taxes      59,802   18,507     9,760

     Total Deferred                          395,759  117,649    48,679

     TOTAL                                  $584,530 $316,199  $208,349

     The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate is as follows:

                Year ended December 31,              1995    1994    1993

     Federal statutory tax rate                      33.6%   33.7%   31.3%

       Undistributed earnings from partnership      -16.4      -       -
       Net operating loss carryforward               -4.4   -11.8    -8.3
       Change in bad debt reserve                    -0.5     0.5      -
       Amortization of trademarks                    -0.5    -0.9    -0.3
       State, local and franchise taxes,
         net of federal income taxes                  1.5     2.6     3.1
       Penalties                                      0.1      -      0.3
       Nondeductible employee meals                   0.4     0.8     0.4
       Other                                         -1.4    -0.7     2.7

     Effective tax rate                              12.4%   24.2%   29.2%


NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     INCOME TAX - (CONTINUED)

     The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:

                Year ended December 31,         1995      1994      1993

     Current deferred income tax assets:
          Net Operating loss carryforward    $       0  $84,281  $113,067
          Change in reserve for bad debts            0    2,490         0

     Total Current deferred income tax assets:       0   86,771   113,067


     Long-term deferred income tax assets:
          Net operating loss carryforward            0           84,281

     Current deferred income tax liabilities:
          Change in reserve for bad debts       16,985        0
          Undistributed earnings from a
            partnership                        284,942        0

     Total current deferred
           income tax liabilities:            $301,927   $    0   $84,281


     Long-term deferred income tax liabilities:
          Amortization on trademarks           $17,655  $10,593    $3,531

     On December 31, 1992, the Company had an unused net operating loss of $628,319 to be applied toward future taxable income. Listed below are the years, amounts, and tax benefit of the net loss carryforward. The remaining loss carryforward was totally used against taxable income in 1995. Such amounts reduce the current portion of tax that is actually payable.

                Year ended December 31,         1995      1994      1993

     Net operating loss utilized              $197,564 $285,658  $145,097
     Tax benefit                                84,281  113,067    45,148
     Tax rate                                    39.7%    39.6%     31.1%

     The Company and its subsidiaries file unconsolidated tax returns. The entities are not subject to Internal Revenue Code Section 1563. The taxes have been calculated accordingly.

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995

     DEBT OBLIGATIONS

     The Company has incurred debt obligations primarily through public and private offerings and bank loans. Debt obligations consist of the following:

       NOTES        MATURITIES                1995           1994
         7%            1995              $        0     $   16,016
      8% - 8.95%    1996 - 2009             537,239        625,021
      9% - 9.75%    1996 - 2007             880,066        860,022
     10% - 10.5%    1996 - 2001             436,276        340,369
        11%         1996 - 2010             592,793              0
       12.5%        1996 - 1997               7,021         25,093
        15%            1995                       0         30,582
      Variable      1996 - 1998             380,529        782,359

     Total Long-Term Notes                2,833,924      2,679,462

     Less:  Amounts Maturing within one
            year                            459,280        623,148

     Net Long-Term Notes                 $2,374,644     $2,056,314
                                          ^^^^^^^^^      ^^^^^^^^^

     Maturities of long-term debt for the five years succeeding December 31, 1995, are as follows (in thousands):

                1996         459,280
                1997         238,273
                1998         353,842
                1999         206,586
                2000         219,452
               Beyond      1,356,491

     The above notes include various restrictions, none of which are presently significant to the Company.

     OPERATING LEASES

     The Company leases out as office space a portion of the building it owns. The allocated cost of the portion leased is $161,856 and its allocated accumulated depreciation is $16,700 at the end of 1995. The company also leases properties it owns in various states. These properties are recorded in Property & Equipment and total $2,859,661 with accumulated depreciation of $448,926. The terms of lease agreements vary by tenant and circumstance; however, all current lease agreements are for one year or less. Contingent lease income for one property is based on ninety percent of property profits and amounts to $471,700 in 1995.

     Schedule of Minimum Future Rental on Noncancelable Operating Leases

                                    1996        $ 355,321
                                                 ^^^^^^^^

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     INDUSTRY SEGMENTS

     The information about the Company's operations in different industries are as follows:

       For the years ended December 31,     1995       1994       1993
     Sales to unaffiliated customers:

     Franchising                          2,816,074  2,656,368  2,431,452
     Financing & Investing                1,701,901  1,054,164    982,788
     Leasing                                913,602    634,675    503,421


     Operating profit (loss):

     Franchising                           (434,218)    87,825    190,667
     Financing & Investing                1,282,707    275,882    194,410
     Leasing                                390,175    298,817    175,020


     Identifiable assets:

     Franchising                          2,281,901  2,136,899  2,099,217
     Financing & Investments              7,175,293  5,806,980  5,109,412
     Leasing                              2,697,806  2,745,240  2,701,514


     Depreciation expense:

     Franchising                            129,859     87,224     66,140
     Financing & Investing                        0          0          0
     Leasing                                 60,217     54,223     57,813


     Amortization expense:

     Franchising                             21,079     21,079          0
     Financing & Investing                        0          0          0
     Leasing                                      0          0          0


     Additions in property, plant and equipment:

     Franchising                            204,582     62,799     93,513
     Financing & Investing                        0    285,536          0
     Leasing                                 19,348          0          0

     Included in the Financing & Investing Segment the Company has included net income from unconsolidated equity investments totaling $375,316 in 1995, $305,398 in 1994 and $164,747 in 1993.

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     PROPERTY AND EQUIPMENT

     Major classifications of property and equipment and their respective depreciable lives are summarized below:

     Property and equipment are recorded at cost. Depreciation is provided on straight-line over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated deprecation are removed from the accounts and any gain or loss is included in the statement of income.

                                      Depreciable Lives
     Land Improvements                  10-37  years
     Buildings                          30 1/2 years
     Furniture, Fixtures & Equipment     3-7   years
     Leasehold Improvements            Term of lease

     Depreciation and amortization expense was $270,081 in 1995, $216,313 in 1994 and $188,378 in 1993.

     RELATED PARTY TRANSACTIONS

     The Company paid expenses on behalf of four of its unconsolidated subsidiaries. The balance due from the subsidiaries was $116,016 at December 31, 1995 and $80,057 at December 31, 1994.

     The Company purchased a mortgage note of a related unconsolidated partnership from a third party in 1995. The mortgage is on the motel which the partnership operates and derives its revenues. The mortgage was purchased for $350,000 cash when it had a carrying value of $481,943; therefore, the Company booked an original issue discount of $131,943.

     The following is a schedule of loans to related parties:

     RELATED       INTEREST          PRINCIPAL         ACCRUED INTEREST
      PARTY          RATE             BALANCE             RECEIVABLE
                                  12/31/95 12/31/94    12/31/95 12/31/94
     Partnership     10%          $263,955 $197,783    $  7,400 $ 18,290

     Individual      10%                 0   10,441           0      186

     Partnership   6 - 10%          67,264   67,264       6,473    3,291

     Corporation     10%            36,640        0           0        0

     Director         6%           130,553  130,375       8,055        0

     Corporation     12%           466,959        0           0        0


NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995

     RELATED PARTY TRANSACTIONS - (CONTINUED)

     The following is a schedule of loans from related parties:

     RELATED                 INTEREST      PRINCIPAL      ACCRUED INTEREST
      PARTY      MATURITIES    RATE         BALANCE           BALANCE
                                      12/31/95 12/31/94  12/31/95 12/31/94
     Company     1996-2000     15%    $240,506 $ 76,893  $  6,199 $      0

     Director      1996        12%       5,239        0         0        0

     Individual  1996-2000     12%      48,445   30,804       555       50

     CEO         1996-2000      6%     218,447  273,098    44,076   31,667

     Individual  1996-2000     15%       9,792    9,792     5,915    4,510

     Individual  1996-2000     13%      94,620   57,181     8,161    5,598

     Partnership 1996-2000      9%      38,024   11,497         0        0

     Partnership   1995        15%           0    9,449         0    3,855

     Total Long-Term Notes and
     Interest due from Affiliates     $655,073 $468,714  $ 64,906 $ 45,680

     Less Amounts Maturing
     within one Year                   319,140  230,337

     Net Long-Term Notes
     from Affiliates                  $335,933 $238,377
                                       ^^^^^^^  ^^^^^^^

     Maturities of Long-Term:

                    1996         319,140
                    1997          48,487
                    1998          39,854
                    1999          38,658
                    2000          37,567
                   Beyond        171,367

     CONDEMNED BUILDING WRITE OFF

     In 1993 an existing building was condemned and written off. The loss shown on the books was $148,904.00. The fixed asset and accumulated depreciation for this property was removed from the corporate books, except for an allowance of $50,000 for salvage of scrap metal. This amount was written off in 1994.

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995

     PENDING LITIGATION

     At present time the company has a pending litigation against them in the amount of $1,500,000. The lawsuit has been dismissed, however the plaintiff still has time to appeal. The Company is also the defendant in other various legal actions. In the opinion of management and counsel such actions will not materially affect the financial position or results of operations of the Company.

     CHANGE IN METHODOLOGY FOR CALCULATING MINORITY INTEREST IN
     SUBSIDIARIES

     A change in the calculation for determining minority interest was made in 1993. Minority interest was increased based on requirements stated in Statements of Financial Accounting Standards No. 94.

     STOCK ISSUANCE TO OFFICERS

     During 1993 common stock was issued to corporate officers. These shares were exchanged for Red Carpet Inns International, Inc. common stock based on like kind market rules and totaled 3,334 shares.

     LITIGATION SETTLEMENTS

     In 1994 and 1995 the franchising division aggressively pursued its legal rights to its trademarks. It has been successful in stopping motel operations from illegally using its trademarks, as well as enforcing compliance to its franchise agreements. Settlements were reached on a number of lawsuits in 1995 and 1994 that significantly increased the revenues of the Company. Attorneys collected one-third of settlements as fees; therefore, legal expenses also increased significantly in 1995 and 1994.

     ADVERTISING COSTS

     The franchising division collects advertising income to fund advertising services that are provided to benefit franchisees. Advertising costs are expensed as incurred with the exception of its semi-annual directories which are amortized on a monthly basis. The Company is carrying a prepaid advertising balance for the years ending 1995 and 1994 in the amount of $85,678 and $49,967 respectively.

     A summary of advertising income and advertising costs for the years ended December 31,

                                    1995        1994      1993
     Advertising Income           500,862     460,027   403,831
     Advertising Costs           (858,628)   (735,642) (615,340)
     Excess of Advertising
       Costs over Advertising
       Income                    (357,766)   (275,615) (211,509)

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     SIGNS - RED CARPET INNS


     The Company held Red Carpet Inns signs for future sale. In 1994, a change in personnel and a lack of sufficient documentation made the existence and thus valuation of the signs unknown and accordingly management decided to write-off these assets at their historical cost.


     CONTINGENCIES


     The amount of accounts receivable in litigation or collections at the end of 1995 was $59,365 and $35,571 in 1994. It was management's and counsel's opinion that the chances for collection were good.

     The Company's franchising division pays commissions to its sales representatives on franchises sold. The Company policy is to pay the sales person based on receipts of royalties from the franchisee. The commissions are recognized as earned when the franchisee pays the royalty fees. Estimated contingent commissions for future years are approximately $102,000. The turnover of franchises makes the likelihood of payment only reasonably possible; therefore, this amount has not been accrued.

     In 1995, the Company purchased an equity interest in a corporation and guaranteed some of its loans. The guarantees totaled $235,760. The Company also perfected an interest in the corporation's property.



     PRIOR PERIOD ADJUSTMENT

     The Company made an adjustment to the retained earnings for 1993 to correctly amortize its trademarks and to properly account for tax benefits of the net operating loss carryforward on the books of a consolidated subsidiary. The amortization of the trademarks does not have any income tax effect, and it reduced net income in years prior to 1993 by $165,750. The tax benefit of the carryforward loss increased net income in years prior to 1993 by $196,559. This carryforward benefit was completely used in 1995.

NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
December 31, 1995


     FINANCIAL INSTRUMENTS

     I.  MARKET AND OFF BALANCE SHEET RISK

     The Company holds financial instruments that relate to real estate located throughout the Southeast. If these properties decline significantly in market value, the valuation of the associated receivable could become impaired. No such decline is foreseen at the present time.

     The Company is carrying a 13% investment in a partnership which operates a motel and restaurant. This Partnership has had operating losses in previous years and the Company has loaned the Partnership monies to fund its daily operations. These loans total $263,954 and carry an interest rate ranging from 9% to 12%. The loans are due on demand; however, the Company does not intend to call them in the near future. If the property and all of its assets were sold at their estimated fair market values, the monies received might not yield enough to repay these unsecured loans to the Company. However, the Company does own the mortgage note on the property of the Partnership. (See related party notes.) Since the note was purchased at a discount and the estimated fair value of the property exceeds the carrying value of the note, the Company reasonably expects to recover the purchase price of the mortgage.

     The Company has three secured mortgage notes classified as non-performing. They total $2,806,221 with accrued interest of $186,589 at December 31, 1995. However, the fair market values of the properties secured by these mortgages exceed the balance of principal and accrued interest.


     II.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     INVESTMENTS - It is not practicable to estimate the fair value of Investments because there are no quoted market prices for its untraded common stock investments, and a reasonable estimate of fair value could not be made without incurring excessive costs. (See Investments.)

     MORTGAGES AND NOTES RECEIVABLE - The fair value of the mortgage and notes receivable was determined by management estimates of the property values which secure the mortgage notes. The fair value of these instruments is $7,175,293 at December 31, 1995 and $6,053,833 at December 31, 1994.

     LONG-TERM DEBT - The fair value of the long-term debt is based on the borrowing rates currently available to the Company for bank loans with similar security arrangements, terms and average maturities.
     The fair value for these instruments is $2,833,924 at December 31, 1995 and $2,679,462 at December 31, 1994.

Consolidated statements of share-holders equity

                             Number of               Additional
Three Years Ended          Common Shares    Common     Paid in   Retained
December 31, 1995           Outstanding     Stock      Capital   Earnings
Balance December 31, 1992   $2,316,921    $5,963,039   $42,201  $1,792,193

Shares Issued to Directors       5,545
Adjustment for Minority
  Interest                                                        (488,082)
Adjustment to Prior Periods                                         30,809
Net Income                                                         210,678
                             ^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^
Balance December 31, 1993    2,322,466     5,963,039    42,201   1,544,878

Net Income                                                         363,480
                             ^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^
Balance December 31, 1994    2,322,466     5,963,039    42,201   1,908,358

Net Income                                                         851,209
                             ^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^
Balance December 31, 1995   $2,322,466    $5,963,039   $42,201  $2,759,567
                             ^^^^^^^^^     ^^^^^^^^^    ^^^^^^   ^^^^^^^^^