Form 10-Q
period 1996-03-31
SOUTHERN SCOTTISH INNS INC
filed 1996-08-12
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                       FORM 10-Q


               Quarterly report pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934.


                    For the quarterly period ended March 31, 1996.

                             Commission file number 0-7107


                             SOUTHERN SCOTTISH INNS, INC.



LOUISIANA                                     72-0711739
- --------------------------------              ------------------------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)                Identification No.)

      1726 Montreal Circle, Tucker, Georgia          30084
- -----------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)




Registrant's telephone number, including area code   770-938-5966
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


      Date                           Class                         Outstanding
- ----------------------------------------------------------------
 June 30, 1995                  Common Stock                   2,322,466 Shares

                      SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------

                                               March 31            December 31
                                                 1996                 1995
                                              (unaudited)           (audited)
                                              ----------           ----------
CURRENT ASSETS:

Cash- Sav.& Time Deposits                   $   183,395           $   138,563
Accounts Receivable - Net                       549,658               427,627
Accounts Receivable - Affiliates                104,869               116,196
Mortgages & Notes - Affiliates                  124,210               174,210
Mortgages & Notes - Receivable                  145,325               174,258
Inventory                                        87,267                12,368
Prepaid Expenses                                130,579               174,010
Interest Receivable                             396,412               323,399
                                            -----------           -----------
  Total Current Assets:                     $ 1,727,996           $ 1,547,161


PROPERTY, PLANT & EQUIPMENT:

Land                                        $ 1,221,367           $ 1,221,369
Buildings & Building Improvements             2,603,958             2,591,209
Furn. Fixtures & Equip.                       1,221,603             1,172,517
Leasehold Improvements                           43,883                44,449
                                            -----------           -----------
  Total Prop. & Equipment:                    5,090,811             5,029,539
Less:  Accum. Depreciation                  (1,230,531)           (1,208,551)
                                            -----------           -----------
  Total Prop. & Equip. (net):               $ 3,860,280           $ 3,820,988


OTHER ASSETS:

Mortg. & Notes Receivable                   $ 6,529,338           $ 6,534,076
Mortg. & Notes - Affiliates                   1,180,807             1,141,160
Investments                                   1,105,646               579,832
Investments - Partnerships                    1,574,295             1,512,526
Trademarks & Tradename                        1,112,404             1,107,004
Other Assets                                     16,778                16,699
                                            -----------           -----------
  Total Other Assets:                       $11,519,268           $10,891,297

TOTAL ASSETS:                               $17,107,544           $16,259,446
                                            ===========           ===========

                      SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND STOCKHOLDER'S EQUITY

                                               March 31            December 31
                                                 1996                 1995
                                                -------            -----------
CURRENT LIABILITIES:

Accounts Payable                            $   173,909           $   135,951
Interest Payable                                 84,039                81,471
Taxes Payable                                   440,202               408,942
Other Taxes Payable                             428,582               293,822
Accrued Liabilities                             734,460               654,201
Mortgages & Notes Payable                       343,304               459,280
Mortgages & Notes - Affiliates                  270,560               319,140
Current Deferred Tax Liabilities                    -0-               301,927
                                            -----------           -----------
  Total Current Liabilities:                $ 2,475,056           $ 2,654,734

LONG TERM DEBT:

Mortgages & Notes Payable                   $ 2,401,113           $ 2,374,664
Mortgages & Notes - Affiliates                  335,933               335,933
                                            -----------           -----------
  Total Long Term Debt:                     $ 2,737,046           $ 2,710,577

DEFERRED CREDITS:

Deferred Income - Installment               $ 1,323,412           $ 1,323,412
Deferred Income Taxes                           280,055                17,655
                                            -----------           -----------
  Total Deferred Amounts:                   $ 1,603,467            $1,341,067

Total Liabilities &
  Deferred Credits:                         $ 6,815,569           $ 6,706,378
                                            -----------           -----------

MINORITY INTEREST                               783,980               788,261

STOCKHOLDER'S EQUITY:

Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,322,466                       $ 5,963,039           $ 5,963,039
Paid-In Capital                                  42,201                42,201
Retained Earnings                             2,759,567             27598,567
Current Year's Income                           743,188
                                            -----------           -----------
  Total Stockholder's Equity:               $ 9,323,729           $ 8,740,454

TOTAL LIABILITIES &
  STOCKHOLDER'S EQUITY:                     $17,107,544           $16,259,446
                                            ===========           ===========

                      SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)

                                                                FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,



                                                   1996                  1995
                                                   ----                  ----
REVENUES:

Franchise Division                          $   545,561           $   637,953
Interest Income                                 248,071               201,312
Lease Income                                    210,861               192,265
Income From Investments                         850,167                   -0-
Income From Furnitue Sales                       18,538                   -0-
Gain On Sale Of Properties                          -0-               541,274
Other Income                                      1,734                34,735
                                            -----------           -----------
  Total Revenues:                           $ 1,874,932           $ 1,607,539




COSTS AND EXPENSES:

Operating Expense                           $   999,462           $   882,749
Interest Expense                                 59,955                67,633
Furniture Cost                                   26,757                   -0-
Depreciation & Amortization                      22,547                22,737
Other Non-Operating Exp.                         81,129                   -0-
                                            -----------           -----------
  Total Costs & Expenses                  $   1,189,850           $   973,119

NET EARNINGS:                              $    685,082

Minority Interest in Income of
  Consolidated Subsidiaries                 *    58,106

NET INCOME (LOSS)                          $    743,188           $   634,420
                                            ===========            ==========

* Minority Interest in Income is itemized for the first time by the auditors
                                   NOTE TO FORM 10 Q

A summary of the registrant's significant accounting policies is set forth in Note 1 to the consolidated financial statements of the registrant and its subsidiaries in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission, which report should be read in conjunction with this interim report.

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


                                       SOUTHERN SCOTTISH INNS, INC.


Date:  August 8, 1995                  By:    Jack M. Dubard
                                             ---------------------------
                                             Jack M. Dubard, President
                                             (Chief Financial Officer)


Date:  August 8, 1995                  By:    Mary R. Dubard
                                             ----------------------------
                                             Mary R. Dubard, Corp.
                                             Secretary