Form 10-Q
period 1996-06-30
SOUTHERN SCOTTISH INNS INC
filed 1996-08-19
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                       FORM 10-Q


               Quarterly report pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934.


                     For the quarterly period ended June 30, 1996.

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

                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------

                                                June 30            December 31
                                                 1996                 1995
                                              (unaudited)           (audited)
                                              ----------           ----------
CURRENT ASSETS:

Cash- Sav.& Time Deposits                   $   256,498           $   138,563
Accounts Receivable - Net                       608,056               427,627
Accounts Receivable - Affiliates                103,910               116,196
Mortgages & Notes - Affiliates                  124,210               174,210
Mortgages & Notes - Receivable                  156,797               174,258
Inventory                                        81,667                12,368
Prepaid Expenses                                120,587               174,010
Loan Employees                                    8,347                 6,512
Interest Receivable                             475,906               323,399
                                            -----------           -----------
  Total Current Assets:                     $ 1,935,978           $ 1,547,161


PROPERTY, PLANT & EQUIPMENT:

Land                                        $ 1,221,367           $ 1,221,369
Buildings & Building Improvements             2,795,537             2,591,209
Furn. Fixtures & Equip.                       1,225,775             1,172,517
Leasehold Improvements                           43,884                44,449
                                            -----------           -----------
  Total Prop. & Equipment:                    5,286,563             5,029,539
Less:  Accum. Depreciation                  (1,238,047)           (1,208,551)
                                            -----------           -----------
  Total Prop. & Equip. (net):               $ 4,048,516           $ 3,820,988


OTHER ASSETS:

Mortg. & Notes Receivable                   $ 6,396,602           $ 6,534,076
Mortg. & Notes - Affiliates                   1,189,555             1,141,160
Investments                                   1,137,056               579,832
Investments - Partnerships                    1,582,115             1,512,526
Trademarks & Tradename                        1,112,404             1,107,004
Other Assets                                     16,778                16,699
                                            -----------           -----------
  Total Other Assets:                       $11,434,510           $10,891,297

TOTAL ASSETS:                               $17,419,004           $16,259,446
                                            ===========           ===========

                      SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND STOCKHOLDER'S EQUITY

                                                June 30            December 31
                                                 1996                 1995
                                                -------            -----------
CURRENT LIABILITIES:

Accounts Payable                            $   259,970           $   135,951
Interest Payable                                 87,230                81,471
Taxes Payable                                   289,133               408,942
Other Taxes Payable                             478,498               293,822
Accrued Liabilities                             777,915               654,201
Mortgages & Notes Payable                       389,767               459,280
Mortgages & Notes - Affiliates                  265,961               319,140
Current Deferred Tax Liabilities                    -0-               301,927
                                            -----------           -----------
  Total Current Liabilities:                $ 2,548,474           $ 2,654,734

LONG TERM DEBT:

Mortgages & Notes Payable                   $ 2,614,740           $ 2,374,664
Mortgages & Notes - Affiliates                  335,933               335,933
                                            -----------           -----------
  Total Long Term Debt:                     $ 2,950,673           $ 2,710,577

DEFERRED CREDITS:

Deferred Income - Installment               $ 1,323,412           $ 1,323,412
Deferred Income Taxes                           280,054                17,655
                                            -----------           -----------
  Total Deferred Amounts:                   $ 1,603,466            $1,341,067

Total Liabilities &
  Deferred Credits:                         $ 7,102,612           $ 6,706,378
                                            -----------           -----------

MINORITY INTEREST                               812,059               788,261

STOCKHOLDER'S EQUITY:

Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,322,466                       $ 5,963,039           $ 5,963,039
Paid-In Capital                                  42,201                42,201
Retained Earnings                             2,759,567             27598,567
Current Year's Income                           739,525
                                            -----------           -----------
  Total Stockholder's Equity:               $ 9,504,332           $ 8,740,454

TOTAL LIABILITIES &
  STOCKHOLDER'S EQUITY:                     $17,419,004           $16,259,446
                                            ===========           ===========

                      SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)

                                                                FOR THE
                                                          THREE MONTHS ENDED
                                                               JUNE 30,



                                                   1996                  1995
                                                   ----                  ----
REVENUES:

Franchise Division                        $   1,134,968         $   1,449,324
Interest Income                                 441,483               418,817
Lease Income                                    381,076               900,532
Income From Investments                         850,167                   -0-
Income From Furniture Sales                      99,472                   -0-
Gain On Sale Of Properties                          -0-               541,274
Other Income                                      5,696               107,847
                                            -----------           -----------
  Total Revenues:                           $ 2,912,862           $ 3,342,520




COSTS AND EXPENSES:

Operating Expense                         $   1,891,968          $  2,206,522
Interest Expense                                123,652               142,306
Furniture Cost                                   55,819                   -0-
Depreciation & Amortization                      30,062                45,475
Other Non-Operating Exp.                         82,154                51,713
                                            -----------           -----------
  Total Costs & Expenses                  $   2,183,655          $  2,446,016

NET EARNINGS:                              $    729,206

Minority Interest in Income of
  Consolidated Subsidiaries                      10,319

NET INCOME (LOSS)                          $    739,525           $   896,504
                                            ===========            ==========

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


                                       SOUTHERN SCOTTISH INNS, INC.


Date:  August 16, 1995                 By:    Jack M. Dubard
                                             ---------------------------
                                             Jack M. Dubard, President
                                             (Chief Financial Officer)


Date:  August 16, 1995                 By:    Mary R. Dubard
                                             ----------------------------
                                             Mary R. Dubard, Corp.
                                             Secretary