Form 10-K
period 1997-12-31
SOUTHERN SCOTTISH INNS INC
filed 1999-04-08
CIK 92284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




Annual Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

Commission File number 0-7107
Southern Scottish Inns, Inc.

A Louisiana Corporation
IRS No.  72-0711739
1726 Montreal Circle
Tucker, Georgia 30084
(770) 938-5966

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliated of the registrant on December 31, 1997 was $1,226,151. The aggregate market value shall be computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliated was computed as 980,921 shares.

The number of shares outstanding of the Registrant's Common Stock as of December 31 1997, was 2,349,729 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

Definitions:  The "Company", the "Registrant" and the "Fiscal Year"

When used in this Annual Report, the "Company," unless the context indicates otherwise, refers to Southern Scottish Inns, Inc. and its subsidiaries on a consolidated basis. The "Registrant" refers to Southern Scottish Inns, Inc. as a separate corporate entity without reference to its subsidiaries. The "Fiscal Year" refers to the year ended December 31, 1997, which is the year for which this Annual Report is filed. The items, numbers and letters appearing herein correspond with those contained in Form 10-K of the Securities and Exchange Commission, as amended through the date hereof, which specifies the information required to be included in Annual reports on such Form. In accordance with General Instructions C(2) to Form 10-K, the information contained herein is, unless indicated herein being given as of a specified date or for a specified period, given as of December 31, 1997 and referred to "as of this writing".


PART I

Item 1.  Business

(a) General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. The table below show the various different business holdings for the last five years.

                        12/97       12/96        12/95      12/94     12/93
Motel Franchises Held
           - Total        239         262          269        343      354
      Master Hosts Inns     5          12           11         18       21
      Red Carpet Inn       95         107          112        147      147
      Scottish Inns       126         128          130        156      163
      Downtowner Inns -     2           4            2          3        3


      Passport Inns -      11          11           14         19       20

Motel Operated - Total      0           0            0          0        0
      Master Hosts Inns     0           0            0          0        0
      Red Carpet Inns       0           0            0          0        0
      Scottish Inns         0           0            0          0        0
      Independent           0           0            0          0        0

Motel Owned & Leased To
      Operators - Total     3           4            4          4        5
      Master Hosts Inns     0           1            1          1        1
      Red Carpet Inn        1           1            1          1        1
      Scottish Inns         2           1            1          2        3
      Independent           0           1            1          0        0

Free Standing Restaurants
      Owned                 0           0            0          0        0
      Leased In - Note 1    1           1            1          1        1
      Operated              0           0            0          0        0
      Subleased - Note 1    1           1            1          1        1
      Vacant                0           0            0          0        0

Wrap Around Mortgages
or Other types of
Financing Held             13          13           14         13       11

Parcels of Land Held
for Investment or
Development                 6           5            3          3        3


Note 1. One property leased from a third party is being operated as a restaurant by Company's sub-lessee.



(b) Segment Information

The Company identifies its significant industry segments as set forth in the table below. All revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible.

                                                   Segment Information
                                               for the Year Ended Dec. 31,

                                       1997              1996        1995
Franchising:
      Revenues                      2,060,922         2,347,965  2,816,074
      Operating Profit (Loss)          60,832           100,709   (434,218)
Financing & Investing:
      Revenues                        774,449         1,151,339  1,701,901
      Operating Profit (Loss)           (193,303)          (1,352,308)    1,282,
707
Leasing:
      Revenues                        741,718           786,957     913,602
      Operating Profit (Loss)         266,360           302,744     390,175

(c) Description of Business

    (I)  Products and Services

    The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators.

    The Company's Financing division offers owner financing to persons acquiring motel properties previously operated and/or owned by the Company. Leasing revenue is derived from the leasing of real and personal properties, i.e. motels, restaurants and part of Hospitality's office building belonging to the Company.




    (II) Status of Products and Segments

    Each of the Company's industry segments is fully developed with an operational history of several years under Company's direction.

    (III)     Raw Materials

    In a sense, independent motel operations seeking national affiliation for their properties or motel operations seeking to change national affiliations constitute raw materials for the Company's franchising division.

    To date, the Company has experienced little difficulty in obtaining information on locations to be reviewed by either its franchise committee or its evaluation committee.


    (IV) Patents, Trademarks, Licenses, Franchises, and Concessions

    The Company has no patents. The Company does own the trade names "Master Hosts Inns", "Red Carpet Inns", "Scottish Inns", "Downtowner Inns", "Passport Inns", "Sundowner Inns" and related trademarks, etc. used in operating lodging facilities under these names.

Note 2. "Sundowner Inns" Trademarks, Registration No. 1,280,236 and No. 1,280,237, United States Patent and Trademark office, were registered May 29, 1984. In 1994, Joe W. Hudgins, the owner of the corporation to which said marks were then registered, transferred ownership of said corporation, Sundowner Reservations, Inc., a Tennessee corporation, to Hospitality International, Inc. in consideration of cancellation of inter-company debt and promise to pay the assigned corporation's debt to Red Carpet Inns International, Inc. On April 30, 1995, Sundowner Reservations, Inc. transferred title to the subject marks to Hospitality International, Inc. As of December 31, 1996, Hospitality International, Inc. transferred ownership of the subject marks to Red Carpet Inns International, Inc. for consideration of $360,000.

    (V)  Seasonability

    The Company's financing and leasing businesses by their nature are not subject to seasonal fluctuations. The revenues from the Company's franchising division tends to be concentrated in the Spring and Summer months during peak travel periods.

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

    (VII)     Customers

    The Company's business of franchising motels is contingent upon its being able to locate qualified property owner-operators who are seeking national affiliation. Through use of its franchise sales force, the Company has not experienced insurmountable difficulty in locating independent motel owner-operators or owner-operators seeking to change national affiliation nor does it anticipate any such difficulty in the future. However, more franchisors are offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector and, therefore, providing more competition. Likewise, the Company's financing division requires that it locate qualified owner-operators or investors for its properties. Because of its franchise affiliations the financing division has not experienced, nor does it anticipate experiencing too much difficulty in locating qualified investors to purchase its developed properties. However, due to the Company's desire to limit the loans it holds to a manageable number and because third party or institutional financings for used motel properties are difficult to arrange, once a property is sold the Company carries the entire financing package and accordingly, each individual loan represents a larger portion of portfolio than it does with traditional lending institutions. Therefore, the continued performance of each existing loan may be material to the operation of the financing division.

    (VIII)    Backlogs - Not Applicable.

    (IX) Government Contracts



    The Company is not involved in, nor does it anticipate becoming involved in, any government contracts.

(X) Competition

    The Company's franchising, leased lodging and leased food service divisions each compete with other similar businesses, many of which are larger and have more national recognition than the Company. Each of these divisions compete on the basis of service and price/value relationship.
    The Company's financing division competes with other, more traditional sources of long-term financing, most of which have greater financial resources than does the Company.

    Developing and financing lodging properties may soon be significantly affected by over-development in some areas but benefits from the area's and the country's general economic condition.

    (XI) Research and Development

    No significant research activities were conducted by the Company during the Fiscal year and the Company does not expect to expend sums on research activities during the next Fiscal Year.

    (XII)     Environmental Protection

    The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent which would reasonably be expected to cause material capital expenditures for compliance, so far as in known. However, it is possible that an approximately five and three-tenths (5.3) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may under the new guidelines, be determined to be in part "wetlands." If so, its use and value would be adversely affected. On January 27, 1995, 3.2 acres of said tract were sold at a consideration undiminished by the wetlands issue; the value of the remaining 5.3 acres, therefore, may not be diminished. The 5.3 acre tract is carried on the Company's books at $55,647.


(XIII) Employees

            Division                            12/97       12/96       12/95
            Lodging Leased to Outsiders
                               - Note 3           110         108          95
            Franchise Division                     38          36          45
            Administrative & Finance                7           8           6

            Total                                 155         152         146

         Note 3. These are not employees of the Company at date of this writing, since operations are leased out but are given for comparative purposes.

(d) Foreign Operations

The Company is not currently involved in any business operations outside of the United States of America, except through its franchising division which does do limited business in Canada and has one franchise in the Bahamas and two in Jamaica.

Item 2   Properties

The following table sets forth certain information, as of this writing, concerning properties on which the Company holds notes secured by mortgages and other types of financing instruments held by the Company:

                                                 Amount           Underlying
Location                   Description          Receivable         Mortgages

Jacksonville, FL
    (Arlington Rd)       120 Room Motel            - 0 - Note 4        -0-
                          on 3.5 acres

Bald Knob, AR            42 Room Motel            252,189.11           -0-

Gretna, LA               45 Room Motel            223,375.48           -0-

Gulfport, MS        Office & Warehouse Bld.       154,744.30    24,068.48

Note 4. Technically, this was still an equitable mortgage as of 12-31-97. However, there had been a declared and uncured default, an action for foreclosure filed and as of 12-31-97 an instrument had been executed by mortgagor and mortgagee agreeing for delivery of the property to mortgagee as of 1-3-98. Therefore, the amount of this mortgage is not reflected in the totals or sub-totals appearing herein and the property is shown as an "owned" property.


                                                 Amount          Underlying
Location                 Description           Receivable         Mortgages

Hattiesburg, MS         48 Room Motel             391,269.91         -0-

Jacksonville, FL        144 Room Motel          1,473,989.51         -0-
   (Lane Ave.)           on 4 acres

McComb, MS              51 Room Motel             297,340.57       6,270.44

Marrero, LA             100 Room Motel            461,726.33         -0-
                         on 2.5 acres

Morgan City, LA         49 Room Motel             274,513.93         -0-

Natchez, MS             100 Room Motel            806,264.95    *187,789.25

New Iberia, LA          80 Room Motel             590,137.64     215,458.97

Sabine Pass, TX         30 Room Motel             303,205.71         -0-

* While the indenture in favor of a bank in connection with this receivable is not a mortgage, an original sum of $475,000.00 of the receivable was assigned and pledged in 1990 to a bank and might be considered as being in the nature of an underlying mortgage. Said $475,000 is reduced to $187,789.25.



The following table sets forth certain information, as of this writing, concerning motel properties owned by the Company and under management contract or leased to Operators.

Location                             Description             Mortgage Balance

Houma, LA  - Note 5.                120 Room Motel         $       383,156.58

Marietta, GA - Note 6.              154 Room Motel                 729,701.37



Vicksburg, MS - Note 5.             100 Room Motel                   -0-

Jacksonville, FL (Arlington Rd.)    120 Room Motel                   -0-


    Note 5. These properties, on April 1, 1990, were leased to First Hospitality Management Corporation, a corporation owned by Timothy J. DeSandro, a former employee of the Company.

    Note 6.   The Marietta property in 1992 was operated by the Company.
From 1993 through 1995, it was leased to Timothy J. DeSandro, a former employee of the Company. Since the first part of 1996, it has been leased to First Hospitality Management Company, a corporation owned by Mr. DeSandro.



Also, until August 2, 1991, the Company operated one "Omelet House" restaurant located in New Iberia, Louisiana, which it leases from an individual. On August 1, 1991, the Company entered into a rental agreement with Alfred W. Schoeffler, who operated same from August 3, 1991, through September 24, 1992; the property was vacant until March of 1993, at which time the property was leased to First Hospitality Management Corporation.

The following table sets forth certain information, as of this writing, concerning other properties owned by the company.



Location                 Description                         Mortgage Balance

Atlanta, GA             Warehouse, on two parcels of land       $219,988.87
                        (1.2 Acres), 22,220 square feet,
                        heated & air conditioned including
                        1,300 square feet of showroom/office.

Gulfport, MS            Unimproved land (4) lots in city
                        of Gulfport                               19,181.46

Madison County, MS      3.0 acre tract of land at            $300 per month
                        Ross Barnett Reservoir on which        land lease
                        was a night club when property
                        was acquired.  The building had
                        been untenantable, was deemed
                        to be economically unfeasible to
                        repair and was recently razed.
                        Land is leased from Pearl River
                        Valley Water Supply District
                        and the leasehold is marketable
                        by approved assignment, sublease
                        or redevelopment.

Pass Christian, MS      46 Residential lots located                 -0-
                        In Blue Lake Subdivision.
                        Held for investment.

Pass Christian, MS      Partially improved water-front
                        Property                                    80,064.10


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

For some time, the Plaintiff did not diligently pursue this claim, except for the taking of depositions of the Plaintiff's doctor and of an expert building tradesman. Motions for Summary Judgement were filed by the Co-Defendant, Southern Scottish Inns of Miss., Inc. Also, Hospitality International, Inc. filed a motion for Summary Judgement. Circa October 31, 1993, the Court file reflects that during the last eight (8) months, the insurer for our Franchisee settled on behalf of Hospitality with the Plaintiff and Hospitality International was dismissed. During the current reporting period, the Registrant was dismissed on Summary Judgement and Southern Scottish Inns of Mississippi, Inc. was dismissed on Summary Judgements. Plaintiff has appealed both dismissals and the appeals are pending.

The appeals to the Court of Appeals of the State of Mississippi resulted in affirmations of the judgements of the Circuit Court of Warren County.
Plaintiff then filed a Petition for Writ of Certiorari as to both defendants and on September 22, 1998, the Supreme Court of Mississippi by Order denied the Petition for Writ of Certiorari.

Item 4   Submission of Matters to a Vote of Security Holders

No matters were submitted to a Vote of Security Holders during 1997.

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

                                     Bid Price                   Bid Price
          1996                High               Low       High           Low

    1st Quarter              $ 1.25            $ 1.25      $1.75       $1.75
    2nd Quarter              $ 1.25            $ 1.25      $1.75       $1.75
    3rd Quarter              $ 1.25            $ 1.25      $1.75       $1.75
    4th Quarter              $ 1.25            $ 1.25      $1.75       $1.75

                                     Bid Price                   Bid Price
          1997                 High              Low         High          Low

    1st Quarter               $1.25             $1.25       $1.75       $1.75
    2nd Quarter               $1.25             $1.25       $1.75       $1.75
    3rd Quarter               $1.25             $1.25       $1.75       $1.75
    4th Quarter               $1.25             $1.25       $1.75       $1.75

(b) As of this writing, there are approximately 936 shareholders of the Registrant's common stock.
(c) No cash dividends have been paid on the Company's common stock during the two most recent Fiscal Years and none are anticipated to be paid in the foreseeable future.

Item 6   Selected Financial Data

The following table summarizes selected financial data of the Company for the past five Fiscal Years. It should be read in conjunction with the more detailed consolidated financial statements of the Company appearing elsewhere in this Annual report.




                  1997           1996         1995      1994        1993

REVENUE           $4,396,435   4,911,874    6,193,245    4,986,55   4,151,305

NET INCOME            30,443    (815,303)     851,209
363,480     210,678

EARNINGS PER
  SHARE                 0.01       (0.35)       0.37        0.16        0.09

TOTAL ASSETS      15,361,888   15,084,285  16,259,446  14,079,146  13,915,514

LONG TERM
DEBT               2,726,135    2,978,560   2,710,577   2,294,691   2,356,475

STOCKHOLDERS'
EQUITY             8,016,677    7,946,090   8,764,807   7,913,598   8,231,133

CASH DIVIDENDS
PER SHARE             -0-         - 0 -        - 0 -       - 0 -      - 0 -


Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Summary of Operations For the Year Ended 1997, 1996, and 1995

               1997  %        1996  %        1995  %         1994  %        1993

TOTAL
ASSETS   15,361,888  3  14,928,410 -9  16,259,446  13  14,079,146  1  13,915,514

TOTAL EQUITY
CAPITAL   8,016,677  1   7,946,090 -10  8,764,807  10   7,913,598 -4   8,231,133

OPERATING
INCOME    4,396,435 -12  4,911,874 -26  6,193,245  19   4,986,556 17   4,151,305

OPERATING
EXPENSE   4,308,860 -42  6,127,234  24  4,673,076  11   4,168,764 14   3,603,958

INCOME BEFORE
TAXES           87,575     (1,215,360)     1,520,169         817,792
547,347

INCOME TAXES (44,998)      424,544      (584,530)         (316,199)    (208,350)

NET INCOME    30,443      (815,303)       851,209           363,480      210,678

NET INCOME
PER SHARE      0.01        (0.35)           0.37             0.16         0.09

Results of Operation:
The Company's operations are comprised of three main components: Franchising, financing and investments, and leasing. The following discussion presents an analysis of results of operations of the Company for the years ended December 31, 1997, 1996 and 1995.

The preceding chart relects the most recent five years of the Company's operations. In 1997, operations resulted in income before income taxes of $87,575 as compared to a loss of $1,215,360 in 1996 and income of $1,520,169 in 1994. In 1995, the Company recognized a gain of $738,833 from an ownership in a partnership. The recognition of the gain was deferred until 1996 for tax purposes. The partnership was undecided as to whether it would liquidate the proceeds or reinvest the monies. In 1996, the partnership decided to distribute the monies. The capital received by the Company did equal the Company's investment in the partnership. However, a loss of $699,346 was recognized on the income statement. Also, in 1996 the Company wrote off outstanding loans in the amount of $594,808. Those write-offs were to companies in which the Company had vested interests.

Franchising revenues continue to drop, as do the number of franchises and the number or rooms available within the systems. The decreases are due to increased competition from other franchisors offering mutli-level brands, resulting in more down-scaling conversions into the economy lodging sector.
The company has become more stringent in its requirements, relating to franchises in the areas of quality assurance and financial reporting. Along with the drop in revenues, the company has decreased its administrative cost by 7.5% between 1997 and 1996 and 18.8% between 1996 and 1995. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreement. Revenues in this area generated gross revenues of $435,570 in 1997, $100,741 in 1996 and $664,441 in 1995.

Financing revenues continue to drop because interest on the notes receivable is declining as the notes move to maturity. Mortgages and notes receivable balances are declingin due to payment on the principal and the foreclosure of one note. The property was placed into fixed assets and is being leased by another non-affiliated entity.



Leasing revenues are declining due to the restructuring of the lease agreements due to economic conditions, such as the Olympics in Atlanta in 1996 and new competition at other locations.

Liquidity:

The question of liquidity should not be an issue in the near future. The cash flow from the Arlington property which was taken back formerly generated approximately $145,000 a year. The non-affiliated entity leasing properties from the Company is in arrears in its lease payments. The company is taking steps to insure payments from the leasee are brought current. If cash requirements became an issue, any of the notes could be sold at a discount. However, there is not reason to believe this will be required.

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




Item 8   Financial Statements and Supplemental Data

The financial statements and financial statement schedules filed as part of the Annual report are listed in Part IV, Item 14 below.



Item 9   Disagreements of Accounting and Financial Disclosures

None.

Part III

Item 10  Directors and Executive Officers of the Registrant

The Following persons are the directors and the executive officers of the Registrant.



                                                            POSITION AND TERM
          NAME                            AGE               WITH REGISTRANT

Bobby E. Guimbellot                        57               CEO - 23 Years
                                                            Director - 25 Years

Michael M. Bush                            49               Director - 16 Years

Donald Deaton                              67               Director - 11 Years

Jack M. Dubard                             66               President - 4 Years
                                                            Director - 9 Years

C. Guy Lowe, Jr.                           62               Director - 25 Years

Gretchen W. Nini                           50               Director - 11 Years

Harry C. McIntire                          68               Chairman - 4 Years
                                                            Director - 21 Years

George O. Swindell                         60               Director - 22 Years

Richard A. Johnson                         53               Director - 8 Years

Melanie Campbell Hanemann                  42               Director - 7 Years

John L. Snyder, Jr.                        71               Director - 7 Years

Melinda P. Hotho                           35               Director - 4 Years

The Board of Directors of the Company held no regularly scheduled meeting in 1997.

The term of office for all directors expires at the close of the next annual meeting of shareholders. Officers serve at the pleasure of the Board of Directors.

Bobby E. Guimbellot served as President of the Registrant from January of 1976 through 1994. Mr. Guimbellot remains as Chief Executive Officer of Registrant. Mr. Guimbellot is also the principal shareholder and Chairman of the Board of Western Wireline Services, Inc. ("Western Wireline"), an oil well service company headquartered in Belle Chasse, Louisiana. Mr.
Guimbellot has been Chairman of Red Carpet Inns, International, Inc. a subsidiary of the registrant, since 1982, and has been President of Red
Carpet since January 1, 1992. Since 1995, Mr. Guimbellot has served as CEO of Hospitality International, the Company's franchising subsidiary.

Michael M. Bush is President and Chief Executive Officer of the Mississippi River Bank, Belle Chasse, Louisiana, a position which he has held for more than ten years.

Donald Deaton a Vice President of Hospitality International, Inc., a motel franchising company and subsidiary of the Registrant.

Jack M. Dubard since 1994 has been the Registrant's President, after having served as the Vice President for several years, and was previously an independent consultant to the Registrant and its affiliates. Prior to that, he held an administrative position with Red Carpet Inns International, Inc. In 1994 - 1995, Mr. Dubard served as CEO of Hospitality International, Inc., the Company's franchising subsidiary.

C. Guy Lowe, Jr. is a self-employed real estate developer and also provides office building management services. He has been so engaged for more than 12 years.

Harry C. McIntire is a retired senior captain (pilot) with Delta Air Lines, Inc. and has been a captain for more than 25 years prior to his retirement. He has served as Vice Chairman of registrant's Board of Directors and as a Vice President. Upon Dr. Hotho's resignation, Captain McIntire was elected as Chairman of the Registrant's Board.

Gretchen W. Nini was a Director, Corporate Secretary, and treasurer of Western Wireline Services, Inc., an oil well service company headquartered in Bell Chasse, Louisiana, a position she held for more than 9 years (See Bobby E. Guimbellot, supra).

George O. Swindell formerly owned Diamond Realty Construction, Gretna Louisiana; he has been a real estate broker since 1970 and was a general contractor for over 17 years.

Richard A. Johnson has had prior experience in construction, manufacturing, health care, agriculture, recreational facilities, apartments and real estate. Since June of 1992, Mr. Johnson served as Franchise Development Coordinator for Hospitality International, Inc., a subsidiary of the Registrant. He resigned in July of 1995 from his employment with Hospitality International, Inc.

Melanie Campbell Hanemann is the current Corporate Secretary and Treasurer of Western Wireline Services, Inc. She has been with this company for more than nine years and during that time has held the position of Office Administrator for Western. (See Bobby E. Guimbellot, supra).



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

Directors who have resigned:

Robert H. Douglas was Director of Motel Operations for the Company until April 1, 1990, and prior to assuming that position has been in the independent plant nursery business. He previously served as Secretary and Treasurer of the Registrant from September 1983, until April 1986. Prior to that, Mr. Douglas was Director of Operations for the Company for 8 years. On April 1, 1990, Mr. Douglas, formed a corporation to whom several of the Company's motels were leased. Mr. Douglas resigned and retired in 1996.

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

Harry C. Geller, an able and loyal Director for fourteen (14) years, in an effort to shed some activities with a view toward his imminent retirement, resigned in 1994 as a Director of the Registrant. Mr. Geller, the sole stockholder and president of Securities Transfer Company, the Registrant's Transfer Agent, has given Registrant notice that he is closing Securities Transfer Company at Calendar year end.

Committees of the Board of Directors

The Board of Directors of the Registrant does not maintain any standing committees.

Item 11  Executive Compensation

For services rendered in all capacities to the Company and its subsidiaries during the Fiscal Year ended December 31, 1997, the Company paid aggregate cash compensation in the amount of $75,000.00 to Mr. Guimbellot, the Registrant's then President and present Chief Executive Officer. His salary was partially deferred and he is owed $121,205.27, from prior periods. In 1997, the Company paid aggregate cash compensation in the amount of $73,054 to Mr. Dubard, who for said period was Registrant's president. The Company provides Messrs. Guimbellot and Dubard with automobiles and does not require them to account for the personal use, if any, of the automobiles. The personal uses are not included in the compensations reported above. However, the Company estimates that the amount, which cannot be specifically or precisely ascertained, does not exceed 10% of the aggregate compensation, paid and unpaid, reported above.

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



                                   Amount and Nature              Present
Name Address of                      of Beneficial                Percent
Beneficial Owner                      Ownership                Of Class - Note 7

Bobby E. Guimbellot                   1,165,594                    49.60%
1726 Montreal Circle
Tucker, Georgia 30084   Note 8

Harry C. McIntire                       161,289                     6.86%
Roswell, GA        Note 9

Note 7   Based on 2,349,729 shares outstanding.

Note 8 Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Ms. Campbell shares voting rights as to Industrial Funds shares with Mr. Guimbellot.



Note 9 Voting and investment power on 113,331 shares are shared with his wife.

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





                                    Amount and Nature             Present
Name of                              of Beneficial                Percent
Beneficial Owner                        Ownership             Of Class - Note 10

Michael W. Bush  Note 11                  3,611                     .15%
Donald Deaton                             3,660                     .15%
Timothy DeSandro                          2,448                     .10%
Jack M. Dubard   Note 12                  8,907                     .37%
Bobby E. Guimbellot  Note 13          1,165,594                   49.60%
Melanie Campbell Hanemann                 2,600                     .11%
Richard A. Johnson                       10,400                     .44%
C. Guy Lowe, Jr.                          1,335                     .05%
Harry C. McIntire  Note 14              161,289                    6.86%
Gretchen W. Nini  Note 15                 4,801                     .20%
George O. Swindell                        1,563                     .06%
John L. Snyder, Jr.                       2,600                     .11%

                                      1,368,808                   58.20%

    Note 10   Based on 2,349,729 shares outstanding.

    Note 11   Includes 250 shares in the name of his minor son.

    Note 12   Includes 470,750 shares owned by Bobby Guimbellot d/b/a
Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Melanie Campbell, the Secretary of Western Wireline Services, Inc., shares voting and investment powers with respect to the 35,238 shares owned by Industrial Funds.

    Note 13   Includes 513 shares in the name of his wife.

    Note 14 Voting and investment powers on 113,331 shares are shared with his wife.

    Note 15   Includes 639 shares in the name of her minor child.



Item 13  Certain Relationships and Related Transactions

Pan American Hospitality

    From time to time, and on an as needed basis, the Registrant and the Company made advances or loans to Pan American Hospitality, a partnership composed of Red Carpet Inns International, Inc. (a subsidiary of the Registrant), Bobby E. Guimbellot, the Registrant's CEO, Emilee Guimbellot (Mr. Guimbellot's mother), Western Wireline Services, Inc. (an oil field service company belonging to Mr. Guimbellot), Mildred Puckett, Mary R. Dubard (wife of Jack M. Dubard, Registrant's President) and two unrelated individuals. As of December 31, 1997, these advances totaled $300,752.55 and either by direct advancements or inter-company transfer said receivable is held by Red Carpet Inns International, Inc., which as disclosed is a partner of the debtor and which holds a first mortgage on the motel which is the partnership's major asset. The motel was sold in 1996 with seller financing.


PART IV



Item 14  Exhibits, Financial schedules and Reports on Form 8-K

(a) Listed below are the following documents which are filed as a part of this Annual Report.

    1.   Financial statements
         Auditor's Report.  Note 16
         Consolidated balance sheets of the Company as of December 31, 1997 and 1996.
         Consolidated statements of changes in cash flow of the Company for the Fiscal Years ended December 31, 1997 and 1996.
         Notes to consolidated financial statements.


2. Exhibits. The exhibits filed as part of the Annual report are listed on the exhibit index which immediately precedes and is bound with such exhibits.

(b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Annual Report.

    Note 16 For the company's fiscal years of 1985 through 1990, our Auditor was Robert M. Mosher, C.P.A. of Biloxi, Mississippi. For the Company's fiscal years of 1991 through 1992, our Auditor was the firm of Fountain, Seymour, Mosher & Associates of D'Iberville, Mississippi. In February of 1994 (See Item 7, Capital Resources (I)), Registrant and Company moved to the Atlanta area. About such time and in connection with future audits, the decision was made to change auditors and to employ Robert J. Clark of Roswell, Georgia. Mr. Clark had done the Company's Audits for 1983 and 1984. Mr. Clark had done the Audits of 1992 and 1993 for Red Carpet Inns International, Inc., an affiliate of Registrant. Mr. Clark has done the Audits for Hospitality International, Inc., a partially owned subsidiary of Registrant, continuously since 1982. From 1994 and for the foreseeable future, Mr. Clark has done and will do the audits for Southern Scottish Inns, Inc., Red Carpet Inns International, Inc. and Hospitality International, Inc. In accordance with the SEC PRACTICE SECTION of the A.I.C.P.A., a partner other than the partner in charge must perform a concurring review of the audit report. When the firm is a sole proprietorship, an outside qualified professional must be utilized and one was so utilized.



SIGNATURES
(Originals on file)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SCOTTISH INNS, INC.
(Registrant)




By:                               By:
    Bobby E. Guimbellot   Date         Jack M. Dubard    Date
    Chief Executive Officer                 President & CFO




SIGNATURES (Cont.)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FOR THE BOARD OF DIRECTORS:





Michael M. Bush         Date           Richard A. Johnson       Date
Director                          Director




Melanie C. Hanemann     Date           C. Guy Lowe, Jr.              Date
Director                          Director



Donald Deaton      Date           Harry C. McIntire             Date
Director                          Director



Jack M. Dubard          Date           Gretchen W. Nini              Date
Director                          Director



Bobby E. Guimbellot     Date           John Snyder                   Date
Director                          Director




Melinda P. Hotho        Date           George O. Swindell       Date
Director                          Director

SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




TABLE OF CONTENTS


                                                                     PAGE NO.

INDEPENDENT AUDITOR'S REPORT                                             2
FINANCIAL STATEMENTS
     CONSOLIDATED BALANCE SHEETS                                       3-4
     CONSOLIDATED STATEMENTS OF INCOME                                 5-6
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     7
     CONSOLIDATED STATEMENTS OF CASH FLOWS                             8-9
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      10-26

Board of Directors
Southern Scottish Inns, Inc.



INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the periods ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended December 31, 1997, in conformity with generally accepted accounting principles.




ROBERT J. CLARK, PC
Certified Public Accountants
Roswell, Georgia
October 31, 1998



SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

ASSETS



                                                      1997             1996
CURRENT ASSETS
Cash                                                     74,232         100,300
Accounts Receivable-Net (Note G)                        952,316         605,032
Accounts Receivable-Affiliates (Note G and P)           146,784          13,547
Income Tax Receivable (Note K)                           26,993               0
Mortgages & Notes-Affiliates (Note G and P)             105,835          95,103
Mortgages & Notes Receivable (Note G)                   411,167         361,020
Inventory (Note C)                                       54,429         105,935
Prepaid Expenses                                         67,791          72,214
Loans - Employees (Note H)                                  500           9,135
Interest Receivable                                     445,934         515,549
Deferred Tax  Asset (Note K)                             19,459          35,575

TOTAL CURRENT ASSETS                                  2,305,440       1,913,410

PROPERTY AND EQUIPMENT (Note O)
Land                                                  1,720,800       1,378,867
Buildings & Building Improvements                     3,841,941       2,822,969
Furniture, Fixtures & Equipment                         924,290       1,248,129
Leasehold Improvements                                    3,337           3,337

Total Property & Equipment                            6,490,368       5,453,302

Less: Accumulated Depreciation                      (1,331,640)      (1,418,802)

PROPERTY AND EQUIPMENT - NET                          5,158,728       4,034,500

OTHER ASSETS
Mortgages & Notes Receivable                          4,453,081       5,617,000
Mortgages & Notes-Affiliates (Note P)                 1,244,002       1,283,554
Investments in Unconsolidated Affiliates (Note I)       555,786         568,646
Investment in Real Estate                               228,449          22,500
Trademarks - Net (Notes J and P)                      1,381,346       1,424,175
Organization Cost                                         3,030               0
Deposits                                                  5,897           4,692
Deferred Tax Asset (Note K)                             170,195         200,819
Deferred Tax Asset Valuation Allowance                    4,789               0
Marketable Equity Securities, Carried at Market          15,525          14,989

TOTAL OTHER ASSETS                                    8,062,100       9,136,375

            TOTAL ASSETS                             15,526,268      15,084,285



SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      1997              1996
CURRENT LIABILITIES
Accounts Payable - Trade                                177,915        196,274
Interest Payable                                        191,034        131,810
Taxes Payable                                            86,352        108,543
Other Taxes Payable                                     444,100        375,042
Other Liabilities                                       243,993        338,256
Due To/From Affiliates                                        0              0
Mortgages & Notes Payable (Note L)                      602,867        516,144
Mortgages & Notes Payable-Affiliates (Note P)           214,783        131,978
Current Deferred Tax Liabilities                              0              0
Deferred Severance Pay (Note Y)                          12,000         12,000

TOTAL CURRENT LIABILITIES                             1,973,044      1,810,047

LONG-TERM LIABILITIES
Mortgages & Notes Payable (Note L)                     2,292,047     2,632,593
Mortgages & Notes Payable-Affiliates (Note P)            333,888       345,967
Escrow - Advance Construction Draw (Note Y)              100,200             0

TOTAL LONG-TERM LIABILITIES                            2,726,135     2,978,560

DEFERRED AMOUNTS
Deferred Income-Installment                            1,576,562     1,308,926
Deferred Income Taxes (Note K)                           164,380       155,875
Deferred Severance Pay (Note Y)                          257,705        82,000

TOTAL DEFERRED AMOUNTS                                 1,998,647     1,546,801

TOTAL LIABILITIES &
DEFERRED AMOUNTS                                       6,697,826     6,335,408

MINORITY INTEREST (Note A)                               811,765       802,787

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized
 50,000,000 shares, Issued & Outstanding
 2,349,729                                              6,003,871
    5,963,727
Additional Paid in Capital                                 42,201       42,201
Retained Earnings                                       1,970,605    1,940,162



TOTAL STOCKHOLDERS' EQUITY                              8,016,677    7,946,090

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             15,526,268   15,084,285


SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      1997            1996            1995

REVENUES
Franchising Revenues               2,060,922       2,347,965      2,816,074
Financing Revenues                   683,505         791,239        777,851
Sale of Furniture                    225,468         265,598            175
Operating Lease Revenues             741,718         786,957        913,602
Gain on Sale of Assets                78,764         360,100        554,398
Investment Income                     12,180               0        374,216
Legal Settlement Revenues            435,570         100,741        664,441
Other Income                         158,308         259,274         92,488

TOTAL REVENUES                     4,396,435       4,911,874      6,193,245

COST & EXPENSES
Operating Expense-
Franchise Division                 2,143,736        2,317,841     2,854,705
Operating Expense-
Financing & Investing              1,230,271        2,109,936     1,240,299
Cost of Sales -Furniture Sales       122,264          143,198           120
Interest Expense                     417,536          308,237       307,871
Deprecation & Amortization           273,173          283,030       270,081
Investment Loss                      120,551           87,068             0
Loss on Sale of Property               1,329          877,924             0

TOTAL COST & EXPENSES              4,308,860        6,127,234     4,673,076

Income (Loss) from Continuing Operations before
Taxes & Extraordinary Items           87,575       (1,215,360)    1,520,169

Less:   Provisions
for Income Taxes (Note K)           (44,998)           424,544     (584,530)

Income (Loss) before
 Minority Interest                    42,577          (790,816)     935,639

Less: Minority Interest in
Income (Loss) of
Consolidated Subsidiaries            (12,134)          (24,487)     (84,430)

NET INCOME (LOSS)                      30,443         (815,303)      851,209

INCOME (LOSS) PER SHARE

Income (Loss) per Share
from Operations before Taxes
and Minority Interest                     .04            (.52)          .65
Income (Loss) per Share
before Minority Interest                  .02            (.34)          .40

Net Income (Loss) per Common Share        .01            (.35)          .37


SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
YEAR ENDED DECEMBER 31, 1997,1996 AND 1995

                              Number of
                              Common                        Additional
                              Shares            Common      Paid In     Retained
                              Outstanding       Stock       Capital     Earnings

Balance December 31, 1994     2,322,466         5,963,039   42,201     1,904,256

Net Income                                                               851,209

Balance December 31, 1995     2,322,466         5,963,039   42,201     2,755,465

Shares Issued to Directors          500               688

Net Loss                                                               (815,303)

Balance December 31, 1996     2,322,966         5,963,727   42,201    1,940,162

Shares Issued to Directors
    and Officers                 26,763           40,144

Net Income                                                               30,443

Balance December 31, 1997     2,349,729         6,003,871   42,201    1,970,605


SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997,1996 AND 1995

                                     1997              1996             1995

CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES
Net Income                            30,443         (815,303)          851,209
  Non-Cash Items Included in Net Income:
Depreciation and Amortization         273,173          283,030          270,080
Uncollectible Amounts                  84,235          423,233           41,224
(Gain) Loss  -  Sale of Assets       (74,236)          517,824         (554,954)
Deferred Income Recognized           (16,083)          (14,486)         (13,048)
Discount Earned                      (27,871)           (5,198)          (3,752)
Investment Income-Affiliates          110,042           75,941         (833,291)
Minority Interest Income               12,134           24,487           84,430
Marketable Equity Security at
Market                                (2,626)           (5,899)               0
Write off Note Payable                (2,589)                 0               0
Interest Receivable Converted
to Property                         (163,756)                 0               0
Interest  Receivable Adjustment        6,065                  0               0
Bonus Reinstated                      32,833                  0               0
Note Receivable Credit               (17,700)                 0               0
Expense Paid for Note Payable          2,666                  0               0
Accruals for Investments             (48,337)                 0               0
Accounts Receivable
Converted to Investment or Note     (154,194)                 0               0
Capital Stock for Directors' Fees     36,450                  0               0
Miscellaneous                          4,852                  0               0

Net Changes In Current Assets and Liabilities:
Accounts Receivable                 (347,284)          (177,405)        36,163
Accounts Receivable-Affiliates      (133,237)           102,649         55,662
Inventories                           51,506            (93,549)           120
Loan Receivable-Employee               8,635             (2,623)        (6,513)
Deposits                               7,885              2,917         13,878
Interest Receivable                   69,615           (192,150)      (110,034)
Prepaid Expense                        3,306            101,796        (45,568)
Accounts Payable                     (18,359)            60,323          2,559
Interest Payable                      59,224             50,339         (3,355)
Taxes Payable                         46,867           (219,179)       193,557
Deferred Income Tax                   23,463           (400,101)       396,809
Other Accrued Liabilities            (94,263)          (315,945)       (97,353)
Deferred Severance Pay               175,705             94,000              0

NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                 (61,436)          (505,299)       277,823


SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      1997           1996               1995

CASH FLOWS PROVIDED BY (USED FOR)

INVESTING ACTIVITIES

Investment Distribution              16,563               0          415,000
Payments on Mortgages and
Notes Receivable - Incurred         (17,431)         (185,565)      (565,453)
Collections on Mortgages
and Notes Receivable                 632,423          558,611        117,527
Acquisition (Disposition)
of Fixed Assets                    (254,418)         (449,255)      (223,930)
Investment Purchases               (126,773)          111,579        (85,827)
Payments Received for
Assets Sold                         131,750                0                0
Advance Receipts for Investments    100,200                0                0

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES                482,314            35,370       (342,683)

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES

Proceeds from Notes Payable         272,523           643,355        814,900

Principal Payments on
Mortgages and Notes Payable         (7,892)           (211,689)      (694,080)

Principal Payments on Capital
Lease Obligations                  (711,577)                 0           (752)

NET CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES               (446,946)           431,666         120,068

Increase (Decrease) in Cash         (26,068)           (38,263)         55,208

Cash - Beginning                    100,300             138,563         83,355

Cash - Ending                        74,232             100,300        138,563


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996

NOTE

 A - HISTORY

The Company was incorporated on November 8, 1971, under the laws of the state of Louisiana.

The Company has consolidated the operations of two corporations, Red Carpet Inns International, Inc. and Hospitality International, Inc. The Company owns a 50 percent interest in Hospitality International, Inc. and Red Carpet Inns International, Inc. owns the other 50 percent; therefore, all of its operations are included in these financial statements and it is noted as the franchising division. The Company owns 71.5 percent of Red Carpet Inns International, Inc.

The Company's financing and investing division provides owner financing to persons acquiring motel properties previously operated and/or owned by the Company. They look to acquire available properties for development and/or future sale. The Company also invests in companies whose business operations include property development. These activities primarily occur in the Southeast.

The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators. It is the exclusive franchiser for Red Carpet Inns and Master Host Inns as well as Scottish Inns. Its market has historically been the contiguous United States; however, in 1994 the Company began to explore international markets. The Company also provides a nationwide central reservation service for its franchisees.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



B1 - CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all subsidiaries except where control is temporary or does not rest with the Company. The Company's investments in companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the net earnings of these companies is included in consolidated net income. The Company's investments in other companies are carried at cost or fair value, as appropriate. All significant inter-company accounts and transactions are eliminated.

B2 - ESTIMATES IN FINANCIAL STATEMENTS



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



B3 - REVENUE AND EXPENSE RECOGNITION


I.  Accrual Basis

The accrual basis of accounting is used for both book and tax records. Revenue is recognized when it is earned. Expenses are recognized when incurred.


II.  Franchise Fees

Revenue from franchise sales is recognized when all material conditions of the sale have been substantially performed. Substantial performance by the franchisor occurs when, 1) the franchisor is not obligated in any way to excuse payment of any unpaid notes or to refund any cash already received, 2) initial services required by the franchisor by contract or otherwise have been substantially performed, and 3) all other conditions have been met which affect the consummation of the sale.


B4 - ACCOUNTING POLICY - STATEMENT OF CASH FLOWS

For purposes of the cash flow statement, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

The following non-cash transactions took place in 1997:

* The Company wrote off a note payable to an affiliate to consulting income in the amount of $2,589 (See Related Party).
* The Company sold an automobile to an employee for $1,304 in exchange for a note for the lack of consideration.
* The lease purchases of computer equipment were recorded as $22,285 and booked as notes payables.
* The Company traded in an auto for another auto and took a new note payable for the lack of consideration.
* A director's bonus was reinstated as a note in the amount of $32,833 (See Related Party).
* A vehicle sold to an employee was repossessed and re-booked for the balance of the loan of $2,800.


* The Company repossessed a motel and land for non-payment of the mortgage.
* The property was reinstated for the amount of the note, $1,008,871 and accrued interest, $163,756.
* The Company booked notes payables and interest payable totaling $147,466 to record equitable liabilities for its investment in two land purchases.

* The Company exchanged a note receivable of $36,640 for the remaining stock of the Labove Apartment Company and then sold the underlying assets for a note receivable of $330,000 and $55,000 cash (See Investments in Unconsolidated Affiliates).
* The Company sold a warehouse for a note receivable of $155,000 and $5,000 cash.

The following non-cash transactions took place in 1996:

* The Company purchased land for $150,000, recorded a payable for $129,000 and made a down payment of cash for $21,000.
* A computer was transferred from Hospitality International, Inc. to Southern Scottish Inns, Inc. with a book value of $1,039.


* An investment in barges of $15,859 was written off.   The sale of scrap
material of $1,271 was recorded as miscellaneous income.
* The Company disposed of furniture and equipment with a book value of $18,890.
* The Company transferred the sale of trademarks from a subsidiary for $360,000.
* An investment in a motel was recorded as $212,506 and booked as a note payable.
* The lease purchase of a computer was recorded as $16,180 and it was booked as a note payable.



In 1995, the Company purchased an investment for $512,192 and recorded a payable for the lack of consideration in the same amount. The cash was paid in January 1996.

In 1997, the Company paid $59,257 in income taxes and approximately $358,919 in interest.

In 1996, the Company paid $296,279 in income taxes and approximately $265,701 in interest.



In 1995, the Company paid $95,149 in income taxes and approximately $261,113 in interest.





C - INVENTORY

Inventory is valued at the lower of cost or market and consists of hotel and motel furniture. The method used in determining the cost is the average cost paid for the items.

Listed below are sales and cost of inventory sold:



                                     1997              1996             1995

Sales                               225,468           265,598            175
Cost                                122,264           143,198            120

GROSS PROFIT (LOSS)                 103,204           122,400             55

D - REAL ESTATE SALES

Gains on real estate transactions on which substantial down payments are not received are deferred and recognized as income only as the principle amount of the obligation is received. This deferred income is shown on the balance sheet as a deferred credit.


E - DEFERRED DEBT ISSUE COSTS



Deferred debt costs (primarily commitment fees) are being amortized over the original term of the long-term debt to which they relate.

F - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. The weighed average number of shares outstanding for the years ending December 31, 1997 and 1996 was 2,336,348 and 2,322,966 respectively.

G - ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE

In accounts receivable - trade for franchise sales, an allowance account is provided based on a percentage of the outstanding accounts. During the year, all bad debt write-offs were made to the allowance account. Accounts Receivables for 1997 and 1996 are presented net of allowance for doubtful accounts of $110,487 and $88,939 respectively.



The Company extends credit to individuals and companies in the normal course of its operations. These loans relate to motel properties located throughout the Southeast, and the Company requires these advances to be secured by mortgages on the related property. The Company's exposure to loss on these notes is dependent on the financial performance of the property and the fair value of the property.

No reserves for uncollectible mortgages and notes receivable are maintained. Any non-performing note is secured by assets with values greater than the principal and accrued interest.

Included in the mortgages and notes receivable - short term are notes the Company has with franchisees for initial franchise fees, royalty fees, sign rental and room reservation income. The notes are either non-interest bearing or convey an interest rate of up to 12 percent. The management elected to write off some of the accrued interest in 1997 and 1996. These notes amount to $123,842 in 1997 and $78,196 in 1996. All are originally due within one year. However, certain notes have been extended and have been outstanding for over one year. Those notes due over one year are interest bearing.

Mortgages and notes receivable are stated net of associated discounts. In 1997 and 1996, the discounts totaled $234,771 and $262,642 respectively.

The weighted average interest rate of the mortgage notes held by the Company is
11.4 percent, and they range from 10 percent to 12.5 percent.

The Company plans to hold the notes until maturity.







Maturities over the next five (5) years are as follows:

                  1998                    411,167
                  1999                    125,298
                  2000                    139,585
                  2001                    145,535
                  2002                    160,046
                  Beyond                3,882,617

H - LOANS - EMPLOYEES

Loans-Employees represents travel advances and/or loans to employees.

I - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist of the following:




                           % Ownership          1997              1996
J. Puckett/ BuenaVista-
    Partnership                25%              4,915              11,368
Houma Atrium Bldg.-
    Partnership                50%                  0             (58,388)
Labove Apartment Company       50%                  0             111,520


Pan American Hospitality-
     Partnership               13%            (48,337)            (48,337)
M/V FantaSea                   35%             567,579            528,849
Hospitality Int'l
     Real Estate, Inc.         75%            (13,462)             23,634
Hospitality Insurance
     Services, Inc.            75%            (28,735)                  0
Cherokee Towing and
     Construction Co.          67%             73,826                   0

Various entities own the remaining interests in the unconsolidated affiliates. No one other entity owns more than 50% of any unconsolidated affiliate.

In 1997, the remaining stock of Labove Apartment Company was acquired and the underlying assets distributed for the stock. All the assets were sold for a note receivable yielding a gain of $231,670. The sale is being treated under the installment method for both book and tax. The gain recognized in 1997 was $34,398 (See Cash Flow).



The Company's share of the Houma Atrium Building Partnership losses was $88,536 in 1997 and $100,242 in 1996. Losses on the investment been recognized up to the Company's at risk amount. Unrecorded losses totaled $128,228 at December 31, 1997. The CEO of the Company owns the remaining 50% of this partnership (See Related Party).




INVESTMENTS IN UNCONSOLIDATED AFFILIATES- (Continued)

Pan American Hospitality incurred losses in 1997 and 1996. The Company's percentage of loss on the investment was $4,922 in 1997 and $21,503 in 1996. In keeping with generally accepted accounting principles, the loss was not reflected in the Company's books because the loss would reduce the investment
beyond zero, including its at risk amount.   The CEO of the Company owns 31.65%
of this partnership (See Related Party).

Although the percentage of ownership in Pan American Hospitality Partnership is less than 20 percent, the investment is accounted for under equity method because the Company exercises significant control over its operations.



Negative investments reflect losses in excess of investment. The Company is at risk up to at least the amount indicated.

The J. Puckett/Buena Vista Partnership dissolved in 1996. The remaining value represents undistributed monies. The CEO was an 11% partner (See Related Party).

The M/V FantaSea was originally named the M/V Commonwealth. The CEO as well as some of the directors have interests in this investment (See Related Party).

All the Company's investments in unconsolidated affiliates operate with fiscal years ending on December 31. Summarized balance sheet information of the unconsolidated affiliates as of December 31, 1997 and 1996 are as follows:




                                      1997                      1996
Current Assets                   $       36,845         $         66,114
Property and other assets, net        3,339,845                3,186,996
Current liabilities                     425,163                  206,987
Long-term debt and
other liabilities                     4,410,000                4,369,474
Equity                              (1,458,473)               (1,323,351)

J - INTANGIBLE ASSETS - TRADEMARKS

Trademarks are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited (not exceeding 40 years). They are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization was $331,816 and $288,987 on December 31, 1997 and 1996, respectively.

Trademarks consist of $1,713,161, $510,000 of which represents the historical cost of acquiring the trade name "Master Hosts" and related service marks, $360,000 of which represents the cost of the Sundowner Inns and $843,161 of which represents the marks of Downtowner/Passport International Hotel.

The trade name "Red Carpet Inns" is also owned by the Company. A historical cost basis in excess of $600,000 was carried on the books of the old Red Carpet Inns company prior to its acquisition by the Company. This amount was apparently written off prior to the acquisition.



INTANGIBLE ASSETS - TRADEMARKS (Continued)

Management believes the current value far exceeds the historical cost to the old company and thus the Company has in its possession an asset of substantial worth that has no recorded cost in the financial statements.

K - INCOME TAX

The components of the provision for income taxes are as follows:


                                     1997               1996            1995
Current:
    Federal                           17,205            67,507        155,153
    State, local,
    and franchise taxes                5,478            17,546         33,618

Total Current                         22,683            85,053        188,771

Deferred Book Tax (Benefit):
    Federal                           16,523          (433,157)       335,957
    State, local,
    and franchise taxes                5,792           (76,440)        59,802

Total Deferred                        22,315          (509,597)       395,759

Net Tax Expense(Benefit)              44,998          (424,544)       584,530

The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate is as follows:



                                    1997             1996             1995
Federal statutory tax rate          38.5%           25.5%             33.6%
    Deferred severance pay          24.0             -                  -
    Undistributed earnings
     from subsidiary                  -             (2.5)               -
    Undistributed earnings
     from partnership                -               -               (16.4)
    Net operating loss
     Carryforward                  (55.2)           (3.2)             (4.4)
    Change in bad debt reserve       9.5            (0.3)             (0.5)
    Amortization of trademarks     (22.0)           (0.7)             (0.5)
    State, local and franchise
     taxes, net of federal
     income taxes                   2.4             (4.8)              1.5
    Penalties                      15.4              0.1               0.1
    Nondeductible employee meals    5.8              0.3               0.4
    Unrealized loss on securities    -             (13.4)               -
    Deferred income on
    installment sales                -              (3.4)               -
    Other                           1.2             (0.8)             (1.4)

Effective tax rate                 19.6%            (3.2)%            12.4%

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:


                                     1997              1996             1995

Current deferred income tax assets:
     Net Operating loss
      Carryforward                       0            35,575            0


     Change in reserve
      for bad debts                 16,039                 0            0


     Deferred severance pay          3,420                 0            0
Total current deferred              19,459            35,575            0

Long-term deferred income tax assets:

     Net operating loss
      Carryforward                  68,316           200,819            0
     Change in reserve
      for bad debts                 28,433                 0            0
     Deferred severance pay         73,446                 0            0

Total Long-Term Deferred           170,195           200,819            0


Current deferred income tax liabilities:

     Change in reserve
      for bad debts                      0                 0       16,985
     Undistributed earnings from
      Partnership                        0                 0      284,942


Total current deferred                   0                 0      301,927


Long-term deferred income tax liabilities:

     Amortization on trademarks     62,242            48,159       17,655
     Installment sale              102,138           107,716            0

Total long-term deferred           164,380           155,875       17,655

In 1996, a reduction of $112,034 relating to a deferred tax gain on installment sales was made to deferred tax liability valuation.

On December 31, 1991, Red Carpet Inns International, Inc. had an unused net operating loss of $684,897 to be applied toward future taxable income. The remaining loss carryforward was used against taxable income in 1995. A net operating loss of $25,739 incurred in 1996 was used in 1997.

In 1996, Southern Scottish Inns, Inc. (SSI) had an unused net operating loss
(NOL) carryforward of $631,423. As a result of an IRS audit of SSI's 1996 tax return and SSI's amendment of its 1994 tax returns, this NOL was reduced by $291,998 and income tax receivables of $26,993 were recorded. Additionally, SSI used $98,947 of the NOL in 1997, leaving $240,478 to be applied against future income. The NOL expires in the year 2011.

Listed below are the years, amounts and tax benefits of the net loss carryforward:



                                      1997           1996               1995
Net operating loss utilized         125,456             0             197,564
Tax benefit                          36,769             0              84,281
Tax rate                               29.3%            0               43.0%

The Company and its subsidiaries file unconsolidated tax returns. The entries are not subject to IRC SEC. 1563.

L - DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. Debt obligations consist of the following:

NOTES                     MATURITIES             1997              1996
7%                      1997  -  2006                 0            18,724
8% - 8.95%              1998  -  2011           358,752           264,570
9% - 9.75%              1998  -  2007           801,518           988,724
10% - 10.50%            1998  -  2011           454,298           531,277
11%                     1998  -  2008           567,350           595,730
12.50%                  1996  -  1997                 0             2,703
16.4%-17.65%            1998  -  1999            12,070            14,773
18.33%-21.98%           1998  -  2000            12,456                 0
Variable                1998  -  2000           688,470           732,236

Total Debt Obligations                        2,894,914         3,148,737

Less:  Amounts Maturing
       within one year                          602,867           516,144

Net Long-Term Notes                           2,292,047         2,632,593

Maturities of debt for the five years succeeding December 31, 1997 are as follows:

1998                602,867
1999                455,253
2000                371,248
2001                 273,000
2002                121,901
Beyond            1,070,645

The above notes include various restrictions, none of which are presently significant to the Company.


The Company's mortgage on the building was payable in full on February 1, 1998. However, the Company obtained a bridge note through May 1, 1998 and negotiated a 5-year note on June 1, 1998.

The debt obligations are secured by assets on the consolidated balance sheet with a book value of $2,667,912 and a market value of $6,431,971.



There are no compensating cash balance requirements attached to any of the debt instruments.

M - OPERATING LEASES

The Company leases out as office space a portion of the building it owns. The allocated cost of the portion leased is $331,350 and $326,852 for 1997 and 1996 and its allocated accumulated depreciation is $61,904 and $43,569 respectively. The Company also leases properties it owns in various states. These properties are recorded in Property & Equipment and total $2,697,806 with accumulated depreciation of $545,017.

The terms of lease agreements vary by tenant and circumstance; however, all current lease agreements are for one year or less.

In 1997, the Company signed a four-year lease for a copier. The lease did not meet the requirements under FAS 13 for a capital lease and was recorded as an operating lease. Rental expense for 1997 was $4,857. Future minimum rental payments required through the year 2001 when the copier may be purchased for its market value are as follows:


1998        $6,476
1999        $6,476
2000        $6,476
2001        $1,619

N - INDUSTRY SEGMENTS

The information about the Company's operations in different industries is as follows:


                                     1997              1996          1995

Sales to unaffiliated customers:

Franchising                         2,060,922         2,347,965   2,816,074
Financing & Investing                 774,449         1,151,339   1,701,901
Leasing                               741,718           786,957     913,602

Operating profit (loss):

Franchising                            60,832           100,709    (434,218)
Financing & Investing               (193,303)        1,352,308)    1,282,707
Leasing                               266,360           302,744      390,175
Identifiable assets:

Franchising                         1,793,979         1,205,667    1,380,145
Financing & Investing              13,657,619         8,560,241    9,799,032
Leasing                             3,718,379         2,290,769    2,697,806

Depreciation expense:

Franchising                            86,917           108,389      129,859
Leasing                                75,014            56,133       60,217

Amortization expense:

Franchising                            21,079            21,079       21,079
Leasing                                 1,583             1,359            0

Additions in property, plant and equipment:

Franchising                            51,438           108,174      204,582
Leasing                                 4,504                 0       19,348

In the Financing & Investing Segment, the Company has included net income from unconsolidated equity investments totaling $ 10,110 in 1997, $0 in 1996 and $375,316 in 1995.




O - PROPERTY AND EQUIPMENT

Major classifications of property and equipment and their respective depreciable lives are summarized below:

Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated deprecation are removed from the accounts and any gain or loss is included in the statement of income.

                                         Depreciable Lives

Land Improvements                         10  -  37  years
Buildings                                 30 1/2     years
Furniture, Fixtures & Equipment           3  - 7     years
Leasehold Improvements
                      Term of lease

Depreciation and amortization expense was $273,173 in 1997, $ 283,030 in 1996 and $270,081 in 1995.


P - RELATED PARTY TRANSACTIONS

In 1996, the Company transferred the sale of trademarks from a subsidiary for $360,000.

The Company purchased a mortgage note of a related unconsolidated partnership from a third party in 1995. The mortgage is on the motel which the partnership operates and derives its revenues. The mortgage was purchased for $350,000 cash when it had a carrying value of $481,943; therefore, the Company recorded an original issue discount of $131,943.

The CEO of the Company is a partner in two of the investments in which there have been losses. He also has interests in two other investments. (See Investments in Unconsolidated Affiliates).

In 1997, the Company loaned an additional $5,000 to the CEO. The note plus 10% interest is due in one year. The Company paid expenses on behalf of the CEO in the amount of $4,175. These amounts are included in Receivables-Affiliates. The Company also holds a mortgage in the amount of $590,138 from a corporation in which the CEO is a 50% shareholder.

Also included in Accounts Receivable-Affiliates are expenses totaling $47,772, which the Company paid on behalf of M/V FantaSea, an investment in which some of the directors also have interests. The remaining balance in Accounts Receivable-Affiliates, $94,937 reflects expenses paid on behalf of subsidiaries through December 31, 1997.



In 1997, the Company wrote off a note payable of $2,589 due to an affiliate to income (See Cash Flow).

In 1997, a bonus for a director was reinstated as a note payable for $32,833 which included accrued interest.

The following is a schedule of loans to related parties:


RELATED       INTEREST           PRINCIPAL              ACCRUED INTEREST
PARTY          RATE               BALANCE                 RECEIVABLE
                         12/31/97        12/31/96    12/31/97       12/31/96
Partnership
Mortgage      10%          350,000          350,000      67,533       47,289
Partnership   10%          300,753          298,322      32,361        9,118
Partnership   6% - 10%      63,607           63,607      21,241       12,662
Corporation  10%                 0           36,640           0            0
CEO           6% - 10%      45,339           40,339       7,271        4,782

Corporation   10.75%        590,138         589,749      13,918        3,188
   Totals                 1,349,837       1,378,657     142,324       77,039

The following is a schedule of loans from related parties:


RELATED                INTEREST          PRINCIPAL           ACCRUED INTEREST
PARTY       MATURITIES  RATE              BALANCE                PAYABLE
                                    12/31/97    12/31/96   12/31/97    12/31/96

Company     1997-2001   15%          240,256     240,256     54,250     30,224
Director    1997        12%           18,028       5,239        290      1,077
Individual  1997-2001   12%           86,801      25,801     10,482        699
CEO         1997-2001    6%          100,990     100,990     68,314     56,195
Individual  1997-2001   15%            9,792       9,792      8,726      7,321
Individual  1997-2001   13%           45,935      45,935     15,672     11,595
Partnership 1997-2001    9%                0       2,589          0          0
Partnership 1997        15%           46,343      46,343      2,781          0
Individual  1997        10%              526       1,000          0          0

Totals                               548,671     477,945    160,515    107,111
Less Amounts Maturing
within one Year                      214,783    131,978

Net Long-Term
Notes - Affiliates                   333,888    345,967


Maturities of Long-Term:
1998        $      214,783
1999                    0
2000                    0
2001                    0
2002                    0
Beyond            333,888

Interest paid to related parties was $3,230 in 1997, $3,189 in 1996 and $3,043 in 1995.

Q - CAPITAL LEASES

Included in Property & Equipment under the category of Office Equipment is a computer which is under a five year lease purchase agreement. In 1995, the Company purchased the equipment for its fair value of $1,600.

In 1996, the Company obtained a computer system under a three-year lease purchase agreement, recording $16,180 in equipment and $1,618 in depreciation expense.

Additional computers and hardware upgrades were purchased under two and three year lease agreements in 1997. All had bargain purchase options and were recorded as capital leases.





The equipment valuation (the same as its fair value) is as follows:


                                          1997              1996

Computer Equipment                        29,465            16,180
Accumulated Depreciation                   6,183             1,618

 Book Value                               23,282            14,562

Minimum lease payments for each of the following years are:


1998        11,958
1999         7,793
2000         2,727
2001             0
2002             0

R - LITIGATION, CLAIMS AND ASSESSMENTS

The Company is named as a defendant in 13 litigation claims along with other parties who are primarily responsible (i.e. cases relating to injuries that occurred at a franchisee's location, or where another party is directly liable). For claims against a franchise location, the Company requires that its franchisee maintain insurance coverage including the Company as an additional insured. The Company has its own independent liability insurance policy and an umbrella policy. The Company has placed its insurance carrier on notice of all outstanding claims, and there are cases pending wherein the Company is a primary defendant. The Company has received notice of insurance coverage for each case in which it is named as a defendant either from its insurance carrier, or from a carrier which has the Company named as an additional insured. In certain personal injury cases, wherein the liability or the value of a claim has not been determined, the Company has received, in certain cases, notice that a defense is being provided under a reservation of rights.



Legal fees paid during 1997,1996 and 1995 were $292,521, $130,275 and $233,142 respectively.

S - STOCK ISSUANCE TO OFFICERS

In 1997, 2,643 shares of Southern Scottish Inns' common stock were exchanged for 44,333 shares of Red Carpet Inns International, Inc. common stock by two directors and 24,300 shares were issued to directors and officers for board meeting attendance. The issuance was valued at the fair market value ($1.50 per share) of Southern Scottish Inns' stock.

During 1996, 500 shares of Southern Scottish Inns' common stock were exchanged for 9,000 shares of Red Carpet Inns International, Inc. common stock by a director. The issuance was valued at the fair market value ($1.375 per share) of Southern Scottish Inns' stock.







 T - LITIGATION SETTLEMENTS



From 1995 to 1997, the Company aggressively pursued its legal rights to its trademarks. It has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements. Settlements were reached on a number of lawsuits in all years that significantly increased the revenues of the Company. Attorney fees related to those settlements also increased in all years.

U - ADVERTISING COSTS

The franchising division collects advertising income to fund advertising services that are provided to benefit franchisees. Advertising costs are expensed as incurred with the exception of its semi-annual directories which are amortized on a monthly basis.



The Company is carrying a prepaid advertising balance for the years ending 1997,1996 and 1995 in the amount of $0, $1,864 and $85,678 respectively.

Following is a summary of advertising income and advertising costs for the years ended December 31:



                                      1997             1996              1995



Advertising Income
                    385,486           430,326    500,862



Advertising Costs                    (629,676)         (747,879)   (858,628)
Excess of Advertising
Costs over Advertising Income        (244,190)         (317,553)    (357,766)

V - CONTINGENCIES

The amount of accounts receivable in litigation or collections was $65,318 at the end of 1997 and $20,664 in 1996. It is management's and counsel's opinion that the chances for collection are good.

The Company's franchising division pays commissions to its sales representatives on franchises sold. The Company policy is to pay the sales person based on receipts of royalties from the franchisee. The commissions are recognized as earned when the franchisee pays the royalty fees.

Estimated contingent commissions for future years are approximately $17,233. The turnover of franchises makes the likelihood of payment only reasonably possible; therefore, this amount has not been accrued.

As a second maker on a construction loan, Southern Scottish Inns, Inc. is contingently liable for $630,615. The real estate and property converts to Southern Scottish Inns, Inc. in case of default.

The Company is the defendant in various legal actions. In the opinion of management and counsel such actions will not materially affect the financial position or results of operations of the Company (See Litigation, Claims, and Assessments).



W - FINANCIAL INSTRUMENTS

I.  MARKET AND OFF BALANCE SHEET RISK



The Company holds financial instruments that relate to real estate located throughout the Southeast. If these properties decline significantly in market value, the valuation of the associated receivable could become impaired. No such decline is foreseen at the present time.



The Company is carrying a 13 percent investment in a partnership which holds a mortgage on a motel. This Partnership has had operating losses in previous years and the Company has loaned the Partnership monies to fund its daily operations. These loans total $300,753 and carry an interest rate ranging from 9 percent to 12 percent. The loans are due on demand; however, the Company does not intend to call them in the near future.

The Company owns the mortgage note on the property of the Partnership (See Related Party). Since the note was purchased at a discount and the estimated fair value of the property exceeds the carrying value of the note, the Company reasonably expects to recover the purchase price of the mortgage.



In 1996, the Company had two secured mortgage notes classified as non-performing. They totaled $2,482,861 with accrued interest of $382,099 at December 31, 1996. On December 31, 1997, the Company foreclosed one of the mortgages and took back the land and motel for the amounts of the unpaid principal of $1,008,971 and accrued interest of $163,756. The remaining non-performing note totaled $1,473,990 with accrued interest of $250,151 at December 31, 1997. The fair market value of the property secured by this mortgage exceeds the balance of principal and accrued interest.

II. FAIR VALUE OF FINANCIAL INSTRUMENTS

INVESTMENTS - It is not practicable to estimate the fair value of investments because there are no quoted market prices for its untraded common stock investments, and a reasonable estimate of fair value could not be made without incurring excessive costs.

MORTGAGES AND NOTES RECEIVABLE - The fair value of the mortgage and notes receivable was determined by management estimates of the property values which secure the mortgage note. The fair value of these instruments are $6,214,085 at December 31, 1997 and $7,356,677 at December 31, 1996, the carrying values on the balance sheet.

LONG-TERM DEBT - The fair value of long-term debt equals the carrying value. Fair values for these instruments are $3,443,585 in 1997 and $3,626,682 in 1996.

X - LIQUIDATION OF ASSETS

In 1995, the Company recognized a sale of $738,833 in the liquidation of assets on a partnership owned but deferred recognition of the gain for tax purposes. This deferral resulted in a deferred tax liability of $284,942 being reported in the books. In 1996, the partnership was liquidated. The Company had a balance in this investment after receiving the liquidation from the partnership and wrote off $699,346 against its investment account. This resulted in a loss of $699,346 which is reflected on the income statement.

In 1996, the Company wrote off outstanding loans in the amount of $594,808 to companies in which it had vested interests.



Y- LONGTERM LIABILITIES AND DEFERRED AMOUNTS

Escrow-Advanced Construction Draw represents unspent monies advanced for the construction of a Sundowner Inn in Canton, Mississippi by the future leasee and purchasers of the property. Expenditures for the land totaled $229,411 in 1997.

Deferred Severance Pay reflects amounts due to officers of the corporation which have been earned to date for continued service. Since the arrangement is not a qualified plan for federal income taxes, the expense recognized for financial statement purposes is not deductible for tax until paid. The deferral of this tax deduction is recognized as deferred tax asset (See Income
Tax).

 Z - SUBSEQUENT EVENTS

The furniture sales division of the company was closed in February 1998.