Form 10-Q
period 1998-09-30
SOUTHERN SCOTTISH INNS INC
filed 1999-04-08
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


                        Quarterly report pursuant to Section 13 or 15 (d) of the
                                  Securities Exchange Act of 1934.


                           For the quarterly period ended September 30, 1998.

                                    Commission file number 0-7107


                                     Southern Scottish Inns, Inc.



         LOUISIANA                                                 72-0711739
     (State or other jurisdiction of                             (IRS Employer
     (Incorporation or organization)                  Identification No.)

                         1726 Montreal Circle, Tucker, Georgia   30084
                         (Address of principal executive offices)   (Zip Code)




Registrant's telephone number, including area code   770-938-5966


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

       Date                         Class                          Outstanding


   June 30, 1998                Common Stock                   2,349,729 Shares


                                     SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                      ASSETS

                                             September 30            December 31
                                                1998                   1997
                                              (unaudited)            (audited)
CURRENT ASSETS:

Cash                                         $   111,131           $    74,232
Accounts Receivable - Net                      1,154,738               952,316
Accounts Receivable - Affiliates                 151,380               146,784
Income Tax Receivable                             26,993                26,993
Mortgages & Notes - Affiliates                   106,337               105,835
Mortgages & Notes Receivable                     460,704               411,167
Inventory                                         44,868                54,429
Prepaid Expenses                                  24,081                67,791
Loans - Employees                                    500                   500
Interest Receivable                              433,442               445,934
Deferred Tax Asset                                16,039                19,459

  Total Current Assets:                      $ 2,530,214           $ 2,305,440


PROPERTY, PLANT & EQUIPMENT:

Land                                         $ 1,720,800           $ 1,720,800
Buildings & Building Improvements              3,841,943             3,841,941
Furn. Fixtures & Equip.                          947,470               924,290
Leasehold Improvements                             3,337                 3,337

  Total Prop. & Equipment:                     6,513,550             6,490,368
Less:  Accum. Depreciation                    (1,547,216)           (1,331,640)

  Total Prop. & Equip. (net):                $ 4,966,334           $ 5,158,728

OTHER ASSETS:

Mortg. & Notes Receivable                    $ 4,630,121           $ 4,453,081
Mortg. & Notes - Affiliates                    1,159,486             1,244,002
Investments in Unconsolidated Affiliates         610,986               555,786
Investments in Real Estate                       228,449               228,449
Trademarks - Net                               1,381,345             1,381,346
Organizational Costs                               3,030                 3,030
Deposits                                           5,897                 5,897
Deferred Tax Asset                                28,433               170,195
Deferred Tax Asset Valuation Allowance             4,789                 4,789
Marketable Equity Securities                      15,525                15,525

  Total Other Assets:                         $8,068,061           $ 8,062,100

TOTAL ASSETS:                                $15,564,609           $15,526,268

                                 SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                           LIABILITIES AND STOCKHOLDER'S EQUITY

                                                   September 30     December 31
                                                     1998              1997
CURRENT LIABILITIES:
Accounts Payable - Trade                         $   198,008         $   177,915
Interest Payable                                     175,098             191,034
Taxes Payable                                         24,674              86,352
Other Taxes Payable                                  286,778             444,100
Other Liabilities                                    587,139             243,993
Mortgages & Notes Payable                            674,227             602,867
Mortgages & Notes Payable - Affiliates               227,244             214,783
Current Deferred Tax Liabilities                     108,168                   0
Deferred Severance Pay                                12,000              12,000
  Total Current Liabilities:                     $ 2,293,336         $ 1,973,044

LONG TERM LIABILITIES

Mortgages & Notes Payable                        $ 2,146,385         $ 2,292,047
Mortgages & Notes Payable - Affiliates               189,706             333,888
Escrow - Advance Construction Draw                   100,200             100,200

  Total Long Term Liabilities                      2,436,291           2,726,135

DEFERRED AMOUNTS

Deferred Income - Installment                    $ 1,631,874         $ 1,576,562
Deferred Income Taxes                                      0             164,705
Deferred Severance Pay                               257,705             257,705

  Total Deferred Amounts:                        $ 1,889,579         $ 1,998,647

Total Liabilities &
  Deferred Amounts:                              $ 6,619,205         $ 6,697,826


Minority Interest                                    611,531             811,765

STOCKHOLDER'S EQUITY:

Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,349,729                            $ 6,003,871          $6,003,871
Paid-In Capital                                       42,201              42,201
Retained Earnings                                  1,970,605           1,970,605
Current Year's Income                                317,196

  Total Stockholder's Equity                       8,333,873           8,016,677


TOTAL LIABILITIES &
  STOCKHOLDER'S EQUITY:                          $15,564,609         $15,526,268

                     SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)
                                                          FOR THE
                                                       NINE MONTHS ENDED
                                                        September 30,
                                                     1998                1997
REVENUES:

Franchising Revenues                            $ 1,426,269          $ 2,060,922
Financing Revenues                                  412,548              683,505
Sale of Furniture                                    19,813              225,468
Operating Lease Income                              469,988              741,718
Gain on Sale of Assets                                  -0-               78,764
Investment Income                                       -0-               12,180
Legal Settlement Income                             202,738              435,570
Other Income                                         65,676              158,308

  Total Revenues:                               $ 2,597,032           $4,396,435


COSTS AND EXPENSES:

Operating Expense - Franchise Division          $ 1,349,177          $ 2,143,736
Operating Expense - Financing & Investing           446,826            1,230,271
Cost of Sales - Furniture                            59,010              122,264
Interest Expense                                    171,893              417,536
Depreciation & Amortization                         215,577              273,173
Investment Loss                                           0              120,551
Loss on Sale of Property                                  0                1,329

  Total Costs & Expenses                        $ 2,242,484          $ 4,308,860

Income (Loss) from Continuing Operations
Before Taxes & Extraordinary Items                  354,549               87,575

Less:  Provisions for Income Taxes                  (29,099)            (44,998)

Income (Loss) before Minority Interest              325,450               42,577

Less: Minority Interest Income (Loss) of
   Consolidated Subsidiaries                         (8,254)            (12,134)

NET INCOME (LOSS):                                $ 317,196             $ 30,443


                                           NOTE TO FORM 10 Q

A summary of the registrant's significant accounting policies is set forth in
Note 1 to the consolidated financial statements of the registrant and its subsidiaries in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission, which report should be read in conjunction with this interim report.

In the opinion of management, the accompanying interim financial statements reflect all adjustments which are necessary to a fair statement of the results for the interim periods presented.



Item 6.  Exhibits and Reports on Form 8-K.

     No exhibits are required to be furnished in accordance with 17 C.F.R.
     Section 229.601.



     SIGNATURES
     (Originals on File)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            SOUTHERN SCOTTISH INNS, INC.


Date:  March 17, 1999                       By:

                                               Jack M. Dubard, President
                                               (Chief Financial Officer)


Date:  March 17, 1999                       By:

                                               Mary R. Dubard, Corp.
                                               Secretary