Form 10-K
period 1998-12-31
SOUTHERN SCOTTISH INNS INC
filed 2000-04-14
CIK 92284

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


          Annual Report pursuant to section 13
                 or 15 (d) of the Securities
                    Exchange Act of 1934
                  for the fiscal year ended
                     December 31, 1998

                    Commission File number 0-07107
                     Southern Scottish Inns, Inc.

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

The aggregate market value of the voting stock held by nonaffiliated of the registrant on December 31, 1998 was $1,201,964. The aggregate market value shall be computed by reference to the closing price of the stock on the New
York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliated was computed as 961,571 shares.

The number of shares outstanding of the Registrant's
Common Stock as of December 31 1998, was 2,365,284 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE
                          None

Definitions:  The "Company", the "Registrant" and the "Fiscal Year"

When used in this Annual Report, the "Company," unless the context indicates otherwise, refers to Southern
Scottish Inns, Inc. and its subsidiaries on a consolidated basis. The "Registrant" refers to Southern
Scottish Inns, Inc. as a separate corporate entity without reference to its subsidiaries. The "Fiscal
Year" refers to the year ended December 31, 1998, which is the year for which this Annual Report is filed. The items, numbers and letters appearing herein correspond with those contained in Form 10-K of the Securities and Exchange Commission, as amended through the date hereof, which specifies the information required to be included in Annual reports on such Form. In accordance with General Instructions C(2) to Form 10-K, the information contained herein is, unless indicated herein being given as of a specified date or for a specified period, given as of December 31, 1998 and referred to "as of this writing".
                         PART I

Item 1.  Business

(a)  General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. The table below show the various different business holdings for the last five years.

                                 12/98     12/97    12/96     12/95     12/94

Motel Franchises Held - Total      227       239      262       269       343
     Master Hosts Inns               4         5       12        11        18
     Red Carpet Inn                 96        95      107       112       147
     Scottish Inns                 120       126      128       130       156
     Downtowner Inns -               2         2        4         2         3
     Passport Inns -                 5        11       11        14        19

Motel Operated - Total               0         0        0         0         0
     Master Hosts Inns               0         0        0         0         0
     Red Carpet Inn                  0         0        0         0         0
     Scottish Inns                   0         0        0         0         0
     Independent                     0         0        0         0         0

Motel Owned & Leased To
     Operators - Total               4         3        4         4         4
     Master Hosts Inns               0         1        1         1         1
     Red Carpet Inn                  1         1        1         1         1
     Scottish Inns                   2         2        1         1         2
     Independent                     1         0        1         1         0

Free Standing Restaurants
     Owned                           0         0        0         0         0
     Leased In - Note 1              1         1        1         1         1
     Operated                        0         0        0         0         0
     Subleased - Note 1              1         1        1         1         1
     Vacant                          0         0        0         0         0

Wrap Around Mortgages or Other
     types of Financing Held        13        13       13        14        13

Parcels of Land Held for Investment
     or Development                  6         6        5         3         3

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

                                              Segment Information
                                         for the Year Ended Dec. 31,

                                      1998             1997              1996
Franchising:
     Revenues                    1,843,335        2,060,922         2,347,965
     Operating Profit (Loss)        12,582           60,832           100,709
Financing & Investing:
     Revenues                      579,865          774,449         1,151,339
     Operating Profit (Loss)       (99,264)        (193,303)       (1,352,308)
Leasing:
     Revenues                      601,909          741,718           786,957
     Operating Profit (Loss)       196,363          266,360           302,744

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

     (IV) Patents, Trademarks, Licenses, Franchises, and Concessions

     The Company has no patents. The Company does own the trade names "Master Hosts Inns", "Red Carpet
     Inns", "Scottish Inns", "Downtowner Inns", "Passport
     Inns", "Sundowner Inns" and related trademarks, etc.
     used in operating lodging facilities or reservation services under these names.

     Note 2.  "Sundowner Inns" Trademarks, Registration
     No. 1,280,236 and No. 1,280,237, United States
     Patent and Trademark office, were registered May 29, 1984. In 1994, Joe W. Hudgins, the owner of the corporation to which said marks were then registered, transferred ownership of said corporation, Sundowner
     Reservations, Inc., a Tennessee corporation, to Hospitality
     International, Inc. in consideration of cancellation of inter company debt and promise to pay the assigned corporation's debt to Red Carpet Inns International, Inc. On April 30, 1995,
     Sundowner Reservations, Inc. transferred title to the subject marks to Hospitality International, Inc. As of December 31,
     1996, Hospitality International, Inc. transferred ownership of the subject marks to Red Carpet Inns International, Inc. for consideration of $360,000.

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

(VII)     Customers

The Company's business of franchising motels is contingent upon its being able to locate qualified property owner-operators who are seeking national affiliation. Through use of its franchise sales force, the Company has not experienced insurmountable difficulty in locating independent motel owner-operators or owner-operators seeking to change national affiliation nor does it anticipate any such difficulty in the future. However, more franchisors are offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector and, therefore, providing more competition. Likewise, the Company's financing division requires that it locate qualified owner operators or investors for its properties. Because of its franchise affiliations the financing division has not experienced, nor does it anticipate experiencing too much difficulty in locating qualified investors to purchase its developed properties. However, due to the Company's desire to limit the loans it holds to a manageable number and because third party or institutional financings for used motel properties are difficult to arrange, once a property is sold the Company carries the entire financing package and accordingly, each individual loan represents a larger portion of portfolio than it does with traditional lending institutions. Therefore, the continued performance of each existing loan may be material to the operation of the financing division.

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

     (XIII)    Employees



          Division                             12/98        12/97       12/96
          Lodging Leased to Outsiders - Note 3   109          110         108
          Franchise Division                      40           38          36
          Administrative & Finance                 7            7           8

               Total                             156          155         152

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

Item 2    Properties

The following table sets forth certain information, as of this writing, concerning properties on which the Company holds notes secured by mortgages and other types of financing instruments held by the Company:

                                                  Amount           Underlying
Location                  Description             Receivable       Mortgages

Bald Knob, AR            42 Room Motel            247,361.74          -0-

Gulfport, MS             Office & Warehouse Bld.  154,975.00        14,567.41

Hattiesburg, MS          48 Room Motel            378,886.45          -0-

Jacksonville, FL         144 Room Motel         1,473,989.51          -0-
   (Lane Ave.)           on 4 acres

McComb, MS               51 Room Motel            288,900.51         4,909.76

Marrero, LA              100 Room Motel           451,526.17          -0-
                         on 2.5 acres

Marrero, LA              Pledge of corp. stock     16,144.80          -0-

Morgan City, LA          49 Room Motel            269,924.11          -0-

Natchez, MS              100 Room Motel           771,661.95       131,487.68

New Iberia, LA           80 Room Motel            590,137.84       190,277.19

Register, GA             40 Room Motel (2nd Mtg.)  86,850.00       283,333.33

Sabine Pass, TX          30 Room Motel            310,638.77          -0-

          * While the indenture in favor of a bank in connection with this receivable is not a mortgage, an original sum of $475,000.00 of the receivable was assigned and pledged in 1990 to a bank and might be considered as being in the nature of an underlying mortgage. Said $475,000 is reduced to $131,487.68.

The following table sets forth certain information, as of this writing, concerning motel properties owned by the Company and under management contract or leased to Operators.

Location                   Description                    Mortgage Balance

Houma, LA  - Note 4.       120 Room Motel                     $ 101,641.54

Marietta, GA - Note 5.     154 Room Motel                       660,046.89

Vicksburg, MS - Note 5     100 Room Motel                       294,879.81

Jacksonville, FL
(Arlington Rd.) - Note 5   120 Room Motel                           -0-

Note 4 This mortgage balance was paid down by the receipt of a payment in full on the Gretna, Louisiana
          Motel note.

Note 5.   These properties, are leased to First Hospitality
          Management Corporation, a corporation owned by Timothy J. DeSandro, a former employee of the Company.


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

The following table sets forth certain information, as of this writing, concerning other properties owned by the company.


Location                     Description                   Mortgage Balance
Atlanta, GA         Warehouse, on two parcels of land           $208,713.46
                    (1.2 Acres), 22,220 square feet,
                    heated & air conditioned including
                    1,300 square feet of showroom/office.

Gulfport, MS        Unimproved land (4) lots in City of Gulfport  14,790.11

Jackson County, MS  The parcels of land, unimproved,
                    held for investment                           21,345.38

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
                    and the leasehold is marketable
                    by approved assignment, sublease
                    or redevelopment.

Pass Christian, MS  46 Residential lots located                       -0-
                    In Blue Lake Subdivision.
                    Held for investment.

Pass Christian, MS  Partially improved water-front property         73,064.14

Item 3    Legal Proceedings

     None


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

                            Bid Price                  Asked Price
     1997                High       Low            High         Low

  1st Quarter          $ 1.25     $ 1.25          $1.75       $1.75
  2nd Quarter          $ 1.25     $ 1.25          $1.75       $1.75
  3rd Quarter          $ 1.25     $ 1.25          $1.75       $1.75
  4th Quarter          $ 1.25     $ 1.25          $1.75       $1.75


                             Bid Price                 Asked Price
     1998                High        Low            High        Low

  1st Quarter           $1.25       $1.25          $1.50      $1.50
  2nd Quarter           $1.25       $1.25          $1.50      $1.50
  3rd Quarter           $1.25       $1.25          $1.50      $1.50
  4th Quarter           $1.25       $1.25          $1.50      $1.50

(b) As of this writing, there are approximately 756 shareholders of the Registrant's common stock, plus those held in brokerage houses.
(c) No cash dividends have been paid on the Company's common stock during the two most recent Fiscal Years and none are anticipated to be paid in the foreseeable future.

Item 6    Selected Financial Data

The following table summarizes selected financial data of the Company for the past five Fiscal Years. It should be read in conjunction with the more detailed consolidated financial statements of the Company appearing elsewhere in this Annual report.

                 1998      1997       1996       1995       1994

REVENUE $     3,814,986  4,396,435  4,911,874  6,193,245  4,986,556
NET INCOME       81,538     30,443  (815,303)    851,209    363,480
EARNINGS PER
                   0.03       0.01     (0.35)       0.37       0.16
SHARE

TOTAL ASSETS 14,924,365 15,370,061 15,084,285 16,259,446 14,079,146

LONG TERM     2,301,241   2,726135  2,978,560  2,710,577  2,294,691
DEBT

STOCKHOLDERS'
EQUITY        8,127,606  8,024,850  7,946,090  8,764,807  7,913,598

CASH
DIVIDENDS
PER SHARE        -0-        -0-       - 0 -      - 0 -      - 0 -

Item 7    Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Summary of Operations For the Year Ended 1998, 1997, 1996, and 1995.

                         1998         1997         1996         1995
TOTAL ASSETS         14,924,3659  15,370,061    14,928,410    16,259,446
TOTAL EQUITY CAPTIAL   8,127,606    8,024,850     7,946,090     8,764,807
OPERATING INCOME       3,814,986    4,396,435     4,911,874     6,193,245
OPERATING EXPENSE      3,656,215    4,308,860     6,127,234     4,673,076
INCOME BEFORE TAXES      158,771       87,575    (1,215,360)    1,520,169
INCOME TAXES             (73,280)     (44,998)      424,544      (584,530)
NET INCOME                81,538       30,443      (815,303)      851,209
NET INCOME                  0.03         0.01         (0.35)         0.37
PER SHARE

Results of Operation:
The Company's operations are comprised of three main components:
Franchising, financing and investments, and leasing. The following discussion presents an analysis of results of operations of the Company for the years ended December 31, 1998, 1997 and 1996.

The preceding chart relects the most recent four years of the Company's operations. In 1998 operations resulted in income, before income taxes of $158,771, compared to $87,575 in 1997, a loss of $1,215,360 in 1996, an income of $1,520,169 in 1995 and an income of
$817,792 in 1994. In 1995, the Company recognized a gain of $738,833 from an ownership in a partnership. The recognition of the gain was deferred until 1996 for tax purposes. The partnership was undecided as to whether it would liquidate the proceeds or reinvest the monies. In 1996, the partnership decided to distribute the monies. The capital received by the Company did equal the Company's investment in the partnership. However, a loss of $699,346 was recognized on the income statement. Also, in 1996 the Company wrote off outstanding loans in the amount of $594,808. Those write-offs were to companies in which the Company had vested interests.

Franchising revenues continue to drop, as do the number of franchises and the number or rooms available within the systems. The decreases are due to increased competition from other franchisors offering mutli-level brands, resulting in more down-scaling conversions into the economy lodging sector. The company has become more stringent in its requirements, relating to franchises in the areas of quality assurance and financial reporting. Along with the drop in revenues, the company has decreased its administrative cost 9.0% between 1998 and 1997, by 7.5% between 1997 and 1996 and 18.8% between 1996 and 1995. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreement. Revenues in this area generated gross revenues of $334,028.85 in 1998, $435,570 in 1997, and $100,741 in 1996.

Financing revenues continue to drop because interest on the notes receivable is declining as the notes move to maturity. Mortgages and notes receivable balances are declining due to payment on the principal and the foreclosure of one note. The property was placed into fixed assets and is being leased to another non-affiliated entity.

Leasing revenues are declining due to the restructuring of the lease agreements due to economic conditions, such as new competition at each of our locations.and our failure to refurbish and upgrade.

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

Item 9    Disagreements of Accounting and Financial Disclosures

None.

                              Part III

Item 10   Directors and Executive Officers of the Registrant

The Following persons are the directors and the executive officers of the Registrant.


                                                          POSITION AND TERM
          NAME                             AGE            WITH REGISTRANT

Bobby E. Guimbellot                        58             CEO - 24 Years
                                                          Director - 26 Years

Michael M. Bush                            50             Director - 17 Years

Donald Deaton                              68             Director - 12 Years

Jack M. Dubard                             67             President - 5 Years
                                                          Director - 10 Years

C. Guy Lowe, Jr.                           63             Director - 26 Years

Gretchen W. Nini                           51             Director - 12 Years

Harry C. McIntire                          69             Chairman - 5 Years
                                                          Director - 22 Years

George O. Swindell                         61             Director - 23 Years

Richard A. Johnson                         54             Director - 9 Years

Melanie Campbell Hanemann                  43             Director - 8 Years

John L. Snyder, Jr.                        72             Director - 8 Years

Melinda P. Hotho                           36             Director - 5 Years

The Board of Directors of the Company held no regularly scheduled meeting in 1998.

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

Richard H. Rogers was employed as marketing consultant for the Knoxville's World's Fair from January 1982 to May 1982. From 1978 to January 1982, Mr. Roger served as Vice President and Director of
Operations of Cindy's Inc., a hotel company. He became President of Hospitality International, Inc. as subsidiary of the Registrant, in May 1982. On October 1993, Mr. Rogers resigned his presidency of
Hospitality International, Inc. He resigned for personal reasons and to pursue other interests. Mr. Rogers resigned as Director of the Registrant in 1994.
Dr. Vincent W. Hotho, M.D., after being a Director of the Registrant for over twenty-two (22) years, the last eighteen (18) of which he served with distinction as Chairman, due to some imprudent personal investments and a potentially ruinous malpractice suit went through a Chapter 7 Bankruptcy proceeding. He felt it to be in the best interest of the Registrant and of the company that he resign as Director and Chairman. The Board of Directors, pending action of the Stockholders, selected Melinda P. Hotho, his daughter, to serve on an interim basis. The Directors elected Harry C. McIntire as Chairman upon Dr. Hotho's resignation.
Harry C. Geller, an able and loyal Director for fourteen (14) years, in an effort to shed some activities with a view toward his imminent retirement, resigned in 1994 as a Director of the Registrant. Mr. Geller, the sole stockholder and president of Securities Transfer Company, the Registrant's Transfer Agent, has now sold this company.



Committees of the Board of Directors

The Board of Directors of the Registrant does not maintain any standing committees.

Item 11   Executive Compensation

For services rendered in all capacities to the Company and its subsidiaries during the Fiscal Year ended December 31, 1998, the Company paid aggregate cash compensation in the amount of $75,000 to Mr. Guimbellot, the Registrant's. Chief Executive Officer. In 1998, the Company paid aggregate cash compensation in the amount of $74,742,22 to Mr. Dubard, who for said period was Registrant's president. The Company provides Messrs. Guimbellot and Dubard with automobiles and does not require them to account for the personal use, if any, of the automobiles. The personal uses are not included in the compensations reported above. However, the Company estimates that the amount, which cannot be specifically or precisely ascertained, does not exceed 10% of the aggregate compensation, paid and unpaid, reported above.

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

                                        Amount and Nature     Present
Name Address of                           of Beneficial       Percent
Beneficial Owner                            Ownership         Of Class- Note 6

Bobby E. Guimbellot                        1,165,594           50.85%
1726 Montreal Circle
Tucker, Georgia 30084   Note 7

Harry C. McIntire                            161,289            6.86%
Roswell, GA         Note 8

Note 6    Based on 2,365,284 shares outstanding.
Note 7 Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation.
     Ms. Campbell shares voting rights as to Industrial Funds shares with Mr. Guimbellot. Mr. Snyder shares voting rights as to Shelly Plantation with Mr. Guimbellot.

Note 8 Voting and investment power on 113,331 shares are shared with his wife.

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

                                  Amount and Nature        Present
Name of                             of Beneficial          Percent
Beneficial Owner                      Ownership            Of Class - Note 9

Michael W. Bush   Note 10                  3,361              .14%
Donald Deaton                              3,660              .15%
Jack M. Dubard      Note 11                8,907              .37%
Bobby E. Guimbellot Note 12            1,202,797            50.85%
Melanie Campbell Hanemann                  2,600              .10%
Melinda P. Hotho                           1,200              .05%
Richard A. Johnson                          9600              .40%
C. Guy Lowe, Jr.                           1,335              .05%
Harry C. McIntire   Note 13              161,289             6.86%
Gretchen W. Nini        Note 14            4,801              .20%
George O. Swindell                         1,563              .06%
John L. Snyder, Jr.                        2,600              .10%

                                       1,403,713            59.23%

     Note 9    Based on 2,365,284shares outstanding.

     Note 10   Includes 250 shares in the name of his minor son.

     Note 12 Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Melanie Campbell, the Secretary of Western Wireline Services, Inc., shares voting and investment powers with respect to the 35,238 shares owned by Industrial Funds. John L. Snyder Jr. shares voting and investment powers with repeat to the 361,405 shares owns by Shelly Plantation

     Note 11   Includes 513 shares in the name of his wife.
               Note 13 Voting and investment powers on 113,331 shares are shared with his wife.

     Note 14   Includes 639 shares in the name of her minor child.

Item 13   Certain Relationships and Related Transactions

Pan American Hospitality

     From time to time, and on an as needed basis, the Registrant and the Company made advances or loans to Pan American Hospitality, a partnership composed of Red Carpet Inns International, Inc. (a subsidiary of the Registrant), Bobby E. Guimbellot, the Registrant's CEO, Emilee Guimbellot (Mr. Guimbellot's mother), Western Wireline Services, Inc. (an oil field service company belonging to Mr. Guimbellot), Mildred Puckett, Mary R. Dubard (wife of Jack M. Dubard, Registrant's President) and two unrelated individuals. As of December 31, 1997, these advances totaled $300,752.55 and either by direct advancements or inter-company transfer said receivable is held by Red Carpet Inns International, Inc., which as disclosed is a partner of the debtor and which holds a first mortgage on the motel which is the partnership's major asset. The motel was sold in 1996 with seller financing. Pan American Hospitality dissolved in 1998. The Company's negative investment was written off against receivables due from the Partnership. The Partnership assigned its mortgage receivable to the Company in satisfaction of the remaining balance of principal and accrued interest due to the Company.



                               PART IV

Item 14   Exhibits, Financial schedules and Reports on Form 8-K

(a) Listed below are the following documents which are filed as a part of this Annual Report.


     1.   Financial statements
          Auditor's Report.  Note 16
          Consolidated balance sheets of the Company as of December 31, 1997 and 1996.
          Consolidated statements of changes in cash flow of the Company for the Fiscal Years ended December 31, 1998 and 1997. Notes to consolidated financial statements.

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





Donald Deaton       Date                     Harry C. McIntire
Date
Director                                     Director





Jack M. Dubard      Date                     Gretchen W. Nini
Date
Director                                     Director





Bobby E. Guimbellot         Date             John Snyder
Date
Director                                     Director





Melinda P. Hotho            Date             George O.
Swindell       Date
Director                                     Director


                   SOUTHERN SCOTTISH INNS,INC.
                CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1998,1997 AND 1996

                            TABLE OF CONTENTS


                                                        PAGE NO.
INDEPENDENT AUDITOR'S REPORT                               2

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                          3-4

     CONSOLIDATED STATEMENTS OF INCOME                    5-6

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY       7

     CONSOLIDATED STATEMENTS OF CASH FLOWS                8-9

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          10-29







Board of Directors
Southern Scottish Inns, Inc.


                    INDEPENDENT AUDITOR'S REPORT

We  have  audited  the accompanying consolidated  balance
sheets  of Southern Scottish Inns, Inc. and subsidiaries
as of December 31, 1998 and   1997,  and  the  related
consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance
about whether the financial statements  are  free of
material misstatement.   An  audit  includes examining, on
a  test basis, evidence supporting  the  amounts  and
disclosures  in  the  financial statements. An  audit also
includes assessing  the  accounting principles used and
significant  estimates made  by  management,  as well as
evaluating  the  overall  financial statement
presentation.   We believe that our audits provide
reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Scottish
Inns, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended December 31, 1998, in conformity with generally accepted accounting principles.

ROBERT J. CLARK, PC

Certified Public Accountants
Roswell, Georgia
December 31,1999




                    SOUTHERN SCOTTISH INNS, INC.
                     CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1998 AND 1997


                                ASSETS

                                            1998            1997
CURRENT ASSETS

Cash                                     $ 100,898       $  74,232
Accounts Receivable-Net (Note G)           1,070,719       952,316
Accounts Receivable-Affiliates (Note G     335,060         237,713
and P)
Income Tax Receivable (Note K)             9,310           26,993
Mortgages & Notes-Affiliates (Note G       104,376         105,835
and P)
Mortgages & Notes Receivable (Note G)      589,363         411,167
Inventory (Note C)                         45,067          54,429
Prepaid Expenses                           45,469          67,791
Loans - Employees (Note H)                 713             500
Interest Receivable                        401,689         445,934
Net Deferred Tax  Asset (Note K)           6,381           19,459

     TOTAL CURRENT ASSETS                  2,709,045       2,396,369

PROPERTY AND EQUIPMENT (Note O)
Land                                       1,855,332       1,720,800
Buildings & Building Improvements          3,841,941       3,841,941
Furniture, Fixtures & Equipment            760,363         924,290
Leasehold Improvements                     331             3,337
   Total Property & Equipment              6,457,967       6,490,368

Less: Accumulated Depreciation            (1,323,801)     (1,331,640)
     PROPERTY AND EQUIPMENT - NET          5,134,166       5,158,728
OTHER ASSETS
Mortgages & Notes Receivable               3,925,793       4,453,081
Mortgages & Notes-Affiliates (Note         1,129,564       1,244,002
P)
Investments in Unconsolidated                365,633         464,857
Affiliates (Note I)
Investment  - Affiliate                       35,440          0
Investment in Real Estate                    235,752         228,449
Trademarks - Net (Notes J and P)           1,338,517       1,381,346
Organization Cost                          13,588          3,030
Deposits                                   4,498           5,897
Net Deferred Tax Asset (Note K)             0              5,815
Deferred Tax Asset Valuation               7,581           4,789
Allowance
Marketable Equity Securities,              24,788          23,698
Carried at  Market

     TOTAL OTHER ASSETS                    7,081,154       7,814,964

             TOTAL ASSETS                $ 14,924,365     $ 15,370,061


                    SOUTHERN SCOTTISH INNS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    DECEMBER 31, 1998 AND 1997

                  LIABILITIES AND STOCKHOLDERS'EQUITY


                                           1998           1997
CURRENT LIABILITIES
Accounts Payable - Trade             $  206,816      $ 177,915
Interest Payable                        166,407        191,034
Taxes Payable                           95,261         86,352
Other Taxes Payable                     386,858        444,100
Other Liabilities                       264,521        243,993
Mortgages & Notes Payable (Note L)      693,387        602,867
Mortgages & Notes Payable-              133,885        214,783
Affiliates (Note P)
Deferred Severance Pay (Note Y)         12,000         12,000
  TOTAL CURRENT LIABILITIES             1,959,135      1,973,044

LONG-TERM LIABILITIES
Mortgages & Notes Payable (Note L)      1,921,729      2,292,047
Mortgages & Notes Payable-              279,312        333,888
Affiliates (Note P)
Escrow - Advance Construction Draw      100,200        100,200
(Note Y)
  TOTAL LONG-TERM LIABILITIES           2,301,241      2,726,135

DEFERRED AMOUNTS
Deferred Income-Installment             1,544,794      1,576,562
Deferred Rent Income                    1,300          0
Net Deferred Tax Liability              54,650         0
Deferred Severance Pay (Note Y)         140,050        257,705
  TOTAL DEFERRED AMOUNTS                1,740,794      1,834,267
TOTAL LIABILITIES &
     DEFERRED AMOUNTS                   6,001,170      6,533,446
MINORITY INTEREST (Note A)              795,589        811,765
STOCKHOLDERS' EQUITY
Common Stock- no par value,
 Authorized 5,000,000 shares, Issued
& Outstanding 2,365,284 year ended      6,023,315      6,003,871
1998 and 2,349,729 year ended 1997
Additional Paid in Capital              42,201         42,201
Retained Earnings                       2,062,090      1,978,778
TOTAL STOCKHOLDERS' EQUITY              8,127,606      8,024,850
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $  14,924,365   $ 15,370,061

                    SOUTHERN SCOTTISH INNS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
            YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                          1998         1997         1996
REVENUES
Franchising Revenues                $   1,843,335  $ 2,060,922    $ 2,347,965
Financing Revenues                      572,201      683,505        791,239
Sale of Furniture                       19,519       225,468        265,598
Operating Lease Revenues                601,909      741,718        786,957
Gain on Sale of Assets                  649          78,764         360,100
Investment Income                       7,015        12,180               0
Legal Settlement Revenues               334,029      435,570        100,741
Other Income                            436,329      158,308        259,274

  TOTAL REVENUES                        3,814,986    4,396,435      4,911,874

COST & EXPENSES

Operating Expense-Franchise             1,950,467    2,143,736     2,317,841
Division
Operating Expense-Financing &           916,328      1,230,271     2,109,936
Investing
Cost of Sales -Furniture Sales          14,233       122,264        143,198
Interest Expense                        310,851      417,536        308,237
Depreciation & Amortization             284,656      273,173        283,030
Investment Loss                         179,680      120,551         87,068
Loss on Sale of Property                   0         877,924          1,329

  TOTAL COST & EXPENSES                 3,656,215    4,308,860      6,127,234

Income (Loss) from Continuing
Operations before Taxes & Minority      158,771      87,575        (1,215,360)
Interest

Less:   Provisions for Income           (73,280)     424,544        (44,998)
Taxes (Note K)
Income (Loss) before Minority           85,491       42,577       (790,816)
Interest

Less: Minority Interest in Income
(Loss) of    Consolidated               (3,953)      (12,134)      (24,487)
Subsidiaries

NET INCOME (LOSS)                   $   81,538     $ 30,443      $ (815,303)



                    SOUTHERN SCOTTISH INNS, INC.
              CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
              YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


INCOME (LOSS) PER SHARE                   1998            1997         1996
Income (Loss) per Share from Operations
 before Taxes andMinority Interest       $ .07           $ .04       $ (.52)
Income (Loss) per Share before Minority
Interest                                 $ .04           $ .02       $ (.34)

Basic Net Income (Loss) per Common
Share                                    $ .03           $ .01       $ (.35)

Average Shares Outstanding
                                     2,356,949       2,335,541      2,322,895

                    SOUTHERN SCOTTISH INNS,INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                        Number of
                         Common                    Additional
                         Shares         Common       Paid In       Retained
                        Outstanding      Stock      Capital         Earnings

Balance December 31,1995  2,322,466  $  5,963,03  $   42,201   $  2,755,46
Shares Issued to                500          688
Directors
Comprehensive
Income:
    Net Loss                                                      (815,303)
    Unrealized Gain on
    Securities,net of tax                                            5,600
Balance December 31,1996  2,322,966     5,963,72      42,201      1,945,76

Shares Issued to Directors
And Officer                  26,763       40,144
Comprehensive Income:
    Net Income                                                      30,443
    Unrealized Gain on
    Securities, net of tax                                           2,573

Balance December 31,1997   2,349,729    6,003,87      42,201      1,978,77

Shares Issued to Directors    15,555      19,444
Comprehensive
Income:
    Net Income                                                      81,538
    Unrealized Gain on                                               1,774
    Securities,net of tax

Balance December 31,1998   2,365,284  $  6,023,315  $  42,201  $ 2,062,090


                      SOUTHERN SCOTTISH INNS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                            1998         1997         1996
CASH FLOWS PROVIDED BY (USED
FOR) OPERATING ACTIVITIES

Net Income                                $ 81,538    $  30,443 $  (815,303)
  Non-Cash Items Included inNet Income:
Depreciation and Amortization              284,656      273,173      283,030
Uncollectible Amounts                      252,916       84,235      423,233
(Gain) Loss  -  Sale of Assets               (649)      (74,236)     517,824
Deferred Income Recognized                (30,468)      (16,083)     (14,486)
Discount Earned                            0            (27,871)     (5,198)
Investment Income-Affiliates               162,385      110,042      75,941
Minority Interest Income                   3,953        12,134       24,487
Marketable Equity Security at              0            (2,626)      (5,899)
Market
Write off Note Payable                    (5,404)       (2,589)      0
Interest Receivable Converted to Property  0            (163,756)    0
Interest  Receivable Adjustment            45,724       6,065        0
Bonus Reinstated                           0            32,833       0
Note Receivable Credit/Assignment         (236,741)    (17,700)      0
Expense Paid for Note Payable              68,052       2,666        0
Accruals for Investments                  (2,892)      (48,337)      0
Accounts Receivable Converted
     To Investment or Note               (41,705)      (154,194)     0
Capital Stock for Directors' Fees         0             36,450       0
Sale Payables for Receivables            (190,560)      0            0
Miscellaneous                             15,149        4,852        0

Net Changes In Current Assets and
Liabilities:
Accounts Receivable                       (118,403)    (347,284)    (177,405)
Accounts Receivable-Affiliates            (97,347)     (133,237)     102,649
Inventories                                9,362        51,506      (93,549)
Loan Receivable-Employee                  (213)         8,635       (2,623)
Deposits                                   1,399        7,885        2,917
Interest Receivable                        44,245       69,615       (192,150)
Income Tax Receivable                      17,683       0            0
Prepaid Expense                            12,798       3,306        101,796
Accounts Payable                           28,901      (18,359)      60,323
Interest Payable                          (24,627)      59,224       50,339
Taxes Payable                             (48,333)      46,867      (219,179)
Deferred Income Tax                        70,751       23,463      (400,101)
Other Accrued Liabilities                  20,528      (94,263)     (315,945)
       Deferred Severance Pay             (117,655)     175,705      94,000
NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                       205,043     (61,436)     (505,299)


                     SOUTHERN SCOTTISH INNS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                             1998          1997         1996
CASH FLOWS PROVIDED BY (USED
FOR) INVESTING ACTIVITIES

Investment Distribution                  $ 14,437      $ 16,563         $  0
Payments on Mortgages and Notes
  Receivable - Incurred                   (20,000)      (17,431)    (185,565)
Collections on Mortgages and
  Notes Receivable                        418,553       632,423      558,611
Acquisition (Disposition) of
  Fixed Assets                            (22,450)     (254,418)     (449,255)
Investment Purchases                      (35,596)     (126,773)      111,579
Payments Received for
  Assets Sold                                   0       131,750             0
Advance Receipts for
Investments                                     0       100,200             0

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES                      354,944       482,314        35,370

CASH FLOWS PROVIDED BY (USED
FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable               111,484       272,523       643,355

Principal Payments on Mortgages
and Notes Payable                         (16,995)      (7,892)      (211,689)
Principal Payments on Capital
Lease Obligations                         (627,810)     (711,577)           0

NET CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES                      (533,321)     (446,946)     431,666

Increase (Decrease) in Cash                 26,666       (26,068)     (38,263)

Cash - Beginning                            74,232        100,300     138,563

Cash - Ending                            $ 100,898      $  74,232   $ 100,300


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

NOTE

A - HISTORY

The Company was incorporated on November 8, 1971, under the laws of the state of Louisiana.

The  Company has consolidated the operations of two
corporations, Red    Carpet    Inns   International, Inc.and
Hospitality International, Inc. The Company owns a 50 percent interest in Hospitality International, Inc. and Red Carpet Inns International, Inc. owns the other
50 percent; therefore, all of its operations are included in these financial statements and it is noted as the franchising division. The Company owns 74.6% percent of Red Carpet Inns International, Inc.

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

The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators. It is the exclusive franchiser for Red Carpet Inns and Master Host Inns as well as Scottish Inns. Its market has historically been the contiguous United States;
however, in 1994 the Company began to explore international markets. As of December 31, 1998 the Company had one franchise in Jamaica and one in the Bahamas. The Company also provides a nationwide central reservation service for its franchisees.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B1 - CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all subsidiaries except where control is temporary or does not rest with the Company. The Company's investments in companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the net earnings of these companies is included in consolidated net income. The Company's investments in other companies are carried at cost or fair value, as appropriate. All significant intercompany accounts and transactions are eliminated.

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


II.  Franchise Fees

Revenue from franchise sales is recognized when all material conditions of the sale have been substantially performed. Substantial performance by the franchiser occurs when, 1) the franchiser is not obligated in any way to excuse payment of any unpaid notes or to refund any cash already received, 2) initial services required by the franchiser by contract or otherwise have been substantially performed, and 3) all other conditions have been met which affect the consummation of the sale.


B4 - ACCOUNTING POLICY - STATEMENT OF CASH FLOWS

For purposes of the cash flow statement, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

The Company had the following non-cash transactions in 1998:

         The Company retired old, fully depreciated leasehold improvements and furniture and fixtures in the amount of $211,137.
         The Company purchased two vehicles for $22,925 with
            two new notes payable for the lack of consideration.
         The Company sold a note payable with a principal balance of $122,246 and accrued interest of $68,314 due to the CEO to a company in which the CEO is a majority shareholder. This transaction paid off receivables due to the Company from the CEO's company and left a credit balance in the receivable of $61,999 which was converted to a note payable to the CEO's company.
         The Company wrote off its negative investment balance of $48,337 in a partnership against a note receivable due from the partnership. The partnership assigned its mortgage receivable in satisfaction of the remaining notes receivables and accrued interest due to the Company. The write-off to bad debt for the note adjustments was $61,899.
         The Company increased notes payable and interest payable totaling $7,303 to record additional equitable liabilities for its investment in two land purchases.
         The Company purchased land for $153,464 and booked a note payable of $300,000. $75,484 was put into an escrow account for future expenses and the remainder was used to pay accrued property taxes and loan costs.

         The management company that collects lease payments for the
            Company advanced monies to a partnership of the
            Company.   The Company increased its investment in the
            partnership and gave a credit of $29,107 to accounts receivable for these payments (See Investments in Unconsolidated Affiliates).
         The management company (accounts receivable) was also credited $29,107 for monies due from the remaining two partners in the partnership. A loan due to one partner from the Company was reduced by $14,553 and a note receivable from the other partner (the CEO of the Company) was increased by $14,554 (See Related Party).
         The management company transferred a note receivable on its books due from the CEO of the Company for a credit of $16,456 to accounts receivable (See Related Party).
         The management company transferred accounts receivable on its books from companies in which the CEO has majority interests for credits of $ 179,965 to accounts receivable (See Related Party).
         The Company purchased a tug boat for $35,000 from a company owned by the CEO and reduced a note receivable due from the CEO for the lack of consideration paid (See Related Party).
         The Company sold an investment in an affiliate at a loss of $73,826 (See Investments in Unconsolidated Affiliates).

The following non-cash transactions took place in 1997:

         The Company wrote off a note payable to an affiliate to
            consulting income in the amount of $2,589 (See Related Party). The Company sold an automobile to an employee for $1,304 in exchange for a note for the lack of consideration.
         The lease purchases of computer equipment were recorded as
            $22,285 and booked as notes payables.
         The Company traded in an auto for another auto and took a
            new note payable for the lack of consideration.
         A director's bonus was reinstated as a note in the amount of
            $32,833 (See Related Party).
         A vehicle sold to an employee was repossessed and re-booked for the balance of the loan of $2,800.
         The Company repossessed a motel and land for non-payment of the mortgage. The property was reinstated for the amount of the note, $1,008,871 and accrued interest, $163,756.
         The Company booked notes payable and interest payable totaling $147,466 to record equitable liabilities for its investment in two land purchases.

         The Company exchanged a note receivable of $36,640 for the remaining stock of the Labove Apartment Company and then sold the underlying assets for a note receivable of $330,000 and $55,000 cash.
         The Company sold a warehouse for a note receivable of $155,000 and $5,000 cash.

The following non-cash transactions took place in 1996:
         The Company purchased land for $150,000, recorded a payable for $129,000 and made a down payment of cash for $21,000. A computer was transferred from Hospitality International,
            Inc. to Southern Scottish Inns, Inc. with a book value
            of $1,039.
         An investment in barges of $15,859 was written off.   The
            sale of scrap material of $1,271 was recorded as miscellaneous income.
         The Company disposed of furniture and equipment with a book value of $18,890.
         The Company transferred the sale of trademarks from a
            subsidiary for $360,000.
         An investment in a motel was recorded as $212,506 and booked as a note payable.
         The lease purchase of a computer was recorded as $16,180 and it was booked as a note payable.

In 1998, the Company paid $25,110 in income taxes and  $246,017 in interest.

In 1997, the Company paid $59,257 in income taxes and  $358,919 in interest.

In 1996, the Company paid $296,279 in income taxes and $265,701 in interest.


C - INVENTORY

Inventory is valued at the lower of cost or market and consists of hotel and motel furniture. The method used in determining the cost is the average cost paid for the items.

Listed below are sales and cost of inventory sold:


                                             1998         1997         1996

     Sales                              $  19,519    $ 225,468   $   265,598
     Cost                                  14,233      122,264       143,198

     GROSS PROFIT (LOSS)                $   5,286    $ 103,204   $   122,400

D - REAL ESTATE SALES

Gains on real estate transactions on which substantial down payments are not received are deferred and recognized as income only as the principal amount of the obligation is received. This deferred income is shown on the balance sheet as a deferred credit.




E - DEFERRED DEBT ISSUE COSTS

Deferred debt costs (primarily commitment fees) are being amortized over the original term of the long term debt to which they relate.

F - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period.
The weighted average number of shares outstanding for the years ending December 31, 1998, 1997 and 1996 was 2,356,949, 2,335,541 and 2,322,895 respectively.

G - ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE

In accounts receivable - trade for franchise sales, an allowance account is provided based on a percentage of the outstanding accounts. During the year, all bad debt write-offs were made to the allowance account. Accounts Receivables for 1998 and 1997 are presented net of allowance for doubtful accounts of $95,397 and $110,487 respectively.

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

Included in the mortgages and notes receivable short term are notes the Company has with franchisees for initial franchise fees, royalty fees, sign rental and room reservation income. The notes are either non-interest bearing or convey an interest rate of up to 12 percent. The management elected to write off some of the accrued interest in 1997 and 1996. These notes total $88,856 in 1998 and $123,842 in 1997.  All are originally due within
one year. However, certain notes have been extended and have been outstanding for over one year. Those notes due over one year are interest bearing.
Mortgages and notes receivable are stated net of associated discounts. In 1998 and 1997, the discounts totaled $84,751 and $234,771 respectively.
The weighted average interest rate of the mortgage notes held by the Company is 11.4 percent, and they range from 6 percent to 12.5 percent.
The Company plans to hold the notes until maturity.

Maturities over the next five (5) years are as follows:

1999 - 589,363; 2000 - 159,942; 2001 - 171,842; 2002 - 197,570;
2003 - 220,467; Beyond - 3,175,792.

H - LOANS - EMPLOYEES

Loans-Employees represents travel advances and/or loans to employees.

I - INVESTMENTS

    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in unconsolidated
affiliates that are accounted for under the equity
method.  Under the equity  method, original
investments are recorded at cost and  adjusted  by the
Company's  share of earnings, losses and distributions
of  these companies.   Investments in unconsolidated
affiliates consist  of the following:

                    % Ownership        1998             1997

J. Puckett/Buena         25%         $   756          $  4,915
 Vista Partnership
Houma Atrium Bldg.       50%         (61,822)         (90,929)
 Partnership
Pan American Hosp.       13%               0          (48,337)
ExtaSea Casino           40%          487,172          567,579
 Cruises Of No. Fla, Inc.
Hospitality Int'l        45%         (6,447)          (13,462)
Real Estate, Inc.
So. Hospitality          45%        (54,026)          (28,735)
 Insurance Services, Inc.
Cherokee Towing          67%              0            73,826               and
Construction Co.

Totals                            $  365,633        $ 464,857

The  remaining 75% of J. Puckett/Buena Vista Partnership is owned by  numerous individuals.  The CEO and another individual own the remaining 50% of the Houma Atrium Building Partnership.
Hospitality International Real Estate, Inc. is 55%
owned  by  one individual.  Hospitality Insurance
Services, Inc. is 55% owned by one  individual.   The
CEO and two other individuals own the remaining ownership of Extasea Casino Cruises of North Florida, Inc.

The  Company's  share  of the Houma Atrium  Building
Partnership losses  was $83,156 in 1998 and $88,536 in
1997.   Losses on  the investment  have  been
recognized up to the  Company's  at  risk amount.
Unrecorded losses totaled $211,384 at December 31,
1998. In 1998, the Management Company which collects
lease payments for its  properties advanced monies to
the partnership.   The Company increased  its
investment in the partnership for these  payments.
(See  Cash  Flow).    The CEO of the Company  owns 25%
of  this partnership (See Related Party).
Pan  American Hospitality dissolved in 1998.  The
Company wroteoff its negative investment against receivables due from the partnership. The partnership assigned its mortgage receivable to the Company in satisfaction of the remaining balance in principal and accrued interest due to the Company (See Cash Flow).

The  company  reduced its ownership of Hospitality
International Real  Estate, Inc. and Hospitality
Insurance Services Inc.,  from 75%  to  45%  in 1998.
In 1997, accounts of Cherokee Towing  and Construction
Co. are not consolidated in the financial statements since the company had not started operations and had no assets. In 1998, the Company sold its shares in the investment. The capital loss was $73,826 (See Cash Flow).

Negative investments reflect losses in excess of investment. The Company is at-risk up to at least the amount indicated.

The J. Puckett/Buena Vista Partnership dissolved in 1996. The remaining value represents undistributed monies. The
CEO was  an 11% partner (See Related Party).

Extasea  Casino Cruises of No. Fla, Inc. owns the
M/V  Fantasea, which was originally named the M/V
Commonwealth. The CEO as well as some of the directors have interests in this investment (See Related Party).

All   the  Company's  investments  in  unconsolidated
affiliates operate  with  fiscal  years ending on
December  31.   Summarized balance sheet information
of the unconsolidated affiliates as of December 31, 1998 and 1997 are as follows:

                                               1998                  1997

  Current Assets                          $  20,621            $   36,845
  Property and other assets, net          3,975,974             3,339,845
  Current liabilities                       516,635               425,163
  Long-term debt and other                3,107,165             4,410,000
  liabilities Equity                        372,795            (1,458,473)
  Gross Revenues                            726,794               809,010
  Net Income/ (Loss)                       (293,291)             (272,474)


II. UNDISTRIBUTED EARNINGS OF UNCONSOLIDATED

AFFILIATES

Pursuant to SEC Rule 4-08, the Company discloses that the consolidated retained earnings does not contain undistributed earnings of 50 percent or less owned investments accounted for by the equity method as of December 31,1998.


III. MARKETABLE EQUITY SECURITIES


Marketable  equity  securities are available for sale.
Holding gains  are  presented  in  stockholder's  equity.
Income taxes related to the gains are $446 in 1998, $647 in 1997 and $1,409 in 1996.

J - INTANGIBLE ASSETS - TRADEMARKS
Trademarks  are  stated on the basis of cost and  are
amortized, principally  on a straight-line basis, over
the estimated  future periods  to  be  benefited (not
exceeding 40  years).   They  are periodically
reviewed for impairment based on an  assessment  of
future  operations to ensure that they are
appropriately  valued. Accumulated  amortization was
$374,645 and  $331,816 on  December 31, 1998 and 1997, respectively.
Trademarks  consist of $1,713,161, $510,000 of  which
represents the  historical  cost of acquiring the
trade name "Master  Hosts" and  related service marks,
$360,000 of which represents the cost of  the
Sundowner Inns and $843,161 of which represents the
marks of Downtowner/Passport International Hotel.
The  Company  also  owns the trade name  "Red  Carpet
Inns".   A historical  cost basis in excess of
$600,000 was carried  on  the books of the old Red
Carpet Inns Company prior to its acquisition by the Company. This amount was apparently written off prior to the acquisition.
Management believes the current value far exceeds the historical cost to the old company and thus the Company has in its possession an asset of substantial worth that has no recorded cost in the financial statements. The Company also owns the trade name "Scottish Inns " and its value is not reflected in the financial statements.

K - INCOME TAX

The components of the provision for income taxes are as follows:

                                          1998          1997           1996
Current:
    Federal                           $  (296)      $  17,205      $ 67,507
    State, local, and franchise taxes    (126)          5,478        17,546

Total Current                            (422)         22,683        85,053

Deferred Book Tax (Benefit):
    Federal                            56,399          16,523      (433,157)
    State, local, and franchise taxes  17,303           5,792       (76,440)

Total Deferred                         73,702          22,315       (509,597)

Net Tax Expense(Benefit)            $  73,280       $  44,998     $ (424,544)

The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate is as follows:


                                             1998         1997          1996
Federal statutory tax rate                   35.3%        38.5%         25.5%
    Deferred severance pay                  (26.1)        24.0            -
    Undistributed earnings from affiliates   21.9           -           (2.5)
    Capital loss carryover                    9.6           -             -
    Net operating loss carryover            (33.1)       (55.2)         (3.2)
    Change in bad debt reserve               (3.4)         9.5          (0.3)
    Amortization of trademarks               (8.4)       (22.0)         (0.7)
    State, local and franchise
      taxes, net of fed. inc taxes             -           2.4          (4.8)
    Penalties                                 0.7         15.4           0.1
    Nondeductible employee meals              3.0          5.8           0.3
    Unrealized loss on securities              -            -          (13.4)
    Deferred income on installment sales       -            -             -
    Dividends received deduction             (0.2)          -           (3.4)
    Other                                      .5           1.2         (0.8)
Effective tax rate                           (0.2)%        19.6%        (3.2)%

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:

                                               1998        1997          1996
Current deferred income tax assets:
     Net operating loss                  $    2,951      $    0    $   35,575
     Change in reserve for bad debts              0      16,039             0
     Deferred severance pay                   3,420       3,420             0
     Capital loss                                10           0             0

Total current deferred                   $    6,38    $  19,459    $   35,575

Long-term deferred income
tax assets:

     Net operating loss carryover        $  26,166    $  68,316    $  200,819
     Change in reserve for bad debts        41,439       28,433             0
     Deferred severance pay                 39,915       73,446             0
     Capital loss carry forward             12,287            0             0

Total Long-term deferred                 $ 119,807    $ 170,195    $  200,819

Long-term deferred income tax liabilities:
     Amortization on trademarks          $  72,319    $  62,242     $  48,159
     Installment sale                      102,138      102,138       107,716

Total long-term deferred                 $ 174,457    $ 164,380     $ 155,875

In 1996, a reduction of $112,034 relating to a deferred tax gain on installment sales was made to deferred tax liability valuation.

Hospitality International, Inc. incurred a net
operating loss  of $14,678  for  federal  income tax
purposes  in  1998.   The  net operating loss
carryover expires in 2013.

A net operating loss of $25,739 incurred in 1996 by Red Carpet Inns International, Inc. was used in 1997.

In 1996, Southern Scottish Inns, Inc. (SSI) had an unused net operating loss (NOL) carryover of $631,423. As a result of an IRS audit of SSI's
1996 tax return and SSI's amendment of its 1994 tax returns, this NOL was reduced by $291,998 and income tax receivables of $26,993 were recorded. SSI used
$99,717  of  the NOL  in  1997 and $148,669 in 1998
leaving $91,809 to be  applied against future income.
The NOL expires in the year 2011.

Listed below are the years, amounts and tax benefits of the net loss carryover:


                                 1998        1997        1996

Net operating loss utilized   148,669     125,456           0
Tax bene                       46,672      36,769           0
Tax rate                         31.4%       293%           0

The Company and its subsidiaries file unconsolidated tax returns. The entities are not subject to IRC SEC.
1563.



L - DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. Debt obligations consist of the following:


   NOTES           MATURITIES                 1998              1997

8% - 8.95%       1999  -  2011         $   340,170       $   358,752
9% - 9.75%       1999  -  2007             791,200           801,518
10% - 10.50%     1999  -  2011             374,496           454,298
    11%          1999  -  2008             535,957           567,350
16.4%-17.65%     1999  -  1999               5,275            12,070
18.33%-23.80%         1999                   6,646            12,456
  Variable       1999  -  2000             561,372           688,470

Total Debt Obligations                   2,615,116         2,894,914

Less:  Amounts Maturing                    693,387           602,867
       Within one year

Net Long-Term Notes                    $ 1,921,729       $ 2,292,047


Maturities of debt for the five years succeeding December 31, 1998 are as follows:

                  1999        $  693,387
                  2000           440,804
                  2001           216,239
                  2002           223,921
                  2003           210,018
                 Beyond          830,747

                  Total       $2,615,116

The above notes include various restrictions, none of which are presently significant to the Company.

The Company's mortgage on the building was payable in full on February 1, 1998. However, the Company obtained a bridge note through May 1, 1998 and negotiated a 5-year note on June 1, 1998.

The debt obligations are secured by assets on the consolidated balance sheet with a book value of $3,096,924 and a market value of $8,149,518.

There are no compensating cash balance requirements attached to any of the debt instruments.

M - OPERATING LEASES


The  Company leases out as office space a portion of the
building it  owns.   The allocated cost of the portion
leased is  $331,350 and its allocated
accumulated depreciation is $80,688 in 1998 and $61,904
in 1997.  The Company also leases properties it owns
in various  states.  These properties are recorded in
Property  and Equipment  with  a  cost of $3,958,041 in
1998  with  accumulated depreciation   of   $568,609 and
a  cost  of  $2,697,806   with accumulated depreciation
of $545,017 in    1997.
The terms of lease agreements vary by tenant and circumstance; however, all current lease agreements are for one year or less.

In 1997, the Company signed a four-year lease for a copier. The lease did not meet the requirements under FAS 13 for a capital lease and was recorded as an operating lease. Rental expense for 1998 was $6,349.
Future minimum rental payments required through the year 2001 when the copier may be purchased for its market value are as follows:

          1999      $6,476
          2000      $6,476
          2001      $1,619

The present value of the minimum lease payments is $12,456.


N - INDUSTRY SEGMENTS

The information about the Company's operations in different industries is as follows:

                                             1998         1997          1996
Sales to unaffiliated customers:

Franchising                             1,843,335    2,060,922     2,347,965
Financing & Investing                     579,865      774,449     1,151,339
Leasing                                   601,909      741,718       786,957

Net profit (loss):

Franchising                                12,582       60,832       100,709
Financing & Investing                     (99,264)    (193,303)    (1,352,308)
Leasing                                   196,363      266,360        302,744
Identifiable assets:

Franchising                             1,793,377    1,793,979      1,205,667
Financing & Investing                  13,004,459   13,657,619      8,560,241
Leasing                                 3,556,263    3,718,379      2,290,769

Depreciation expense:

Franchising                                76,512       86,917        108,389
Leasing                                    72,021       75,014         56,133

Amortization expense:

Franchising                                21,079       21,079         21,079
Leasing                                     1,966        1,583          1,359

Additions in property, plant and
equipment:

Franchising                                44,558       51,438        108,174
Leasing                                   153,464        4,504              0

In the Financing & Investing Segment, the Company has included net income/(loss) from unconsolidated equity investments totaling $ (162,386) in 1998, $(110,042) in 1997 and $0 in 1996.


O - PROPERTY AND EQUIPMENT

Major   classifications  of  property  and  equipment and
their respective depreciable lives are summarized below:

Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets. Maintenance and
repairs are charged to expense   as  incurred.   Major
renewals  and betterments   are capitalized.   When items of
property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of income.

                                     Depreciable Lives
Land Improvements                    10  -  37  years
Buildings                            31 1/2     years
Furniture, Fixtures & Equipment       3  - 7    years
Leasehold Improvements               Term oflease

Depreciation and amortization expense was $284,656 in 1998, $ 273,173 in 1997 and $283,030 in 1996.

P - RELATED PARTY TRANSACTIONS

In 1996, the Company transferred the sale of Sundowner
trademarks from Hospitality International, Inc. to Southern Scottish Inns, Inc. for $360,000 (See Intangible Assets Trademarks).
In  1998, the Company wrote off its investment and loans  to
the dissolved   partnership    (See Investment   in
Unconsolidated Affiliates). The partnership assigned its
mortgage receivable  in satisfaction of the remaining
principal and accrued interest  due to the Company from the
partnership (See Cash Flow).
The CEO of the Company is a partner in two of the investments in which there have been losses.  He also has interests in
two other investments  (See Investments in Unconsolidated Affiliates).
In 1998, the Company invested $35,440 yielding a 15%
interest  in  a corporation  owned  85%  by  the CEO.
The  management  company transferred  a receivable of
$36,805 due from this  company  for lease  payments
in 1998 (See Cash Flow).  In 1997, the  Company loaned
an  additional  $5,000 to the CEO.   In  1998,  the
note receivable due from the CEO was increased by credits of $31,010 for lease payments given to the management company that manages the Company's motels
(See Cash Flow). Expenses paid on behalf of the CEO in 1997 in the amount of $4,175 were charged to travel expense in 1998. The CEO elected to forego an accrued severance pay of $121,205 in 1998. The write off is reflected in other income and reduced the Company's deferred tax asset (See Longterm Liabilities and Deferred
Amounts). The Company also holds a mortgage in the amount of $590,138 from a corporation in which the CEO is a 50% shareholder. The CEO's ownership of the Company's common stock was 50.85% at December 31, 1998 and 49.60% at December 31,1997.

Included  in Accounts Receivable-Affiliates are
expenses totaling $47,772  in  1997 and $143,160 in
1998 for expenses  the  Company paid  on  behalf  of
Emerald Coast Cruises, Inc.,  the  operating company
for M/V Fantasea which is owned by Extasea Casino
Cruises of  No.  Fla, Inc., an investment in which
some of the  directors also   have   interests   (See
Investments   in   Unconsolidated Affiliates).  In
1998, $125,896 of the receivable was settled by selling a note payable and accrued interest due to the CEO to Extasea Casino Cruises of No. Fla, Inc.
The sale of receivable gave rise to a credit balance, which was converted to a note payable to Extasea Casino Cruises of No. Fla, Inc. (See Cash
Flow). The receivable was increased at the end of the year by credits for lease payments given to the management company for payments of $143,160 it made on behalf of Emerald Coast Cruises, Inc. (See Cash Flow).

In 1998, a note payable due to an affiliated individual was reduced by $14,553 for expenses paid by the Company's management company on behalf of a partnership in which the Company has a 50% and the individual a 25% interest (See Cash Flow).

In 1997, the Company wrote off a note payable of $2,589 due to an affiliate to income (See Cash Flow).

In 1997, a bonus for a director was reinstated as a note payable for $32,833, which included accrued interest. In 1998, the Company paid $9,676 in principal and $3,079 in interest leaving a principal balance of $1,814 and accrued interest of $67 at December 31,1998.

The following is a schedule of loans to related parties:


 RELATED    INTEREST           PRINCIPAL           ACCRUED INTEREST
  PARTY      RATE               BALANCE              RECEIVABLE
                        12/31/98   12/31/97      12/31/98     12/31/97
Partnership
Mortgage     10%      $ 586,741   $ 650,753   $  36,356     $  99,894
Partnership  6% - 10%    17,264      63,607      20,157        21,241
CEO          6% - 10%    39,798      45,339      11,805         7,271
Corporation  10.75%     590,138     590,138      38,400        13,918

   Totals            $1,233,941  $1,349,837   $ 106,718     $ 142,324

The following is a schedule of loans from related parties:

RELATED                INTEREST       PRINCIPAL          ACCRUED INTEREST
PARTY     MATURITIES     RATE          BALANCE                PAYABLE
                                12/31/98    12/31/97     12/31/98     12/31/97

Company    1998 - 2004    10%    240,256     240,256       78,033       54,250
Director      1998        12%      3,027      18,028          106          290
Individual 1998 - 2004    12%     81,801      86,801       19,499       10,482
CEO        1998 - 2004     6%          0     100,990            0       68,314
             2004
Individual 1998 - 2004    15%      9,792       9,792        6,632        8,726
Individual 1998 - 2004    13%     31,381      45,935       20,653       15,672
Company    1998 - 2004    10%     46,414           0            0            0
Partnership  1998         15%          0      46,343            0        2,781
Individual   1999         10%        526         526           53            0

                        Totals   413,197     548,671    $  124,97      160,515
  Less Amounts Maturing within
                      one year   133,885     214,783

  Net Long-Term Notes -
                    Affiliates   279,312     333,888

Maturities of Long-Term:

                      1999        133,885
                      2000         18,850
                      2001         0
                      2002         0
                      2003         0
                     Beyond        260,462

                      Total        413,197


Interest paid to related parties was $5,871 in 1998,$3,230 in 1997 and $3,189 in 1996.


Q - CAPITAL LEASES

Included in Property & Equipment under the category of office equipment is a computer which is under a five year lease purchase agreement. In 1995, the Company purchased the equipment for its fair value of $1,600.
In 1996, the Company obtained a computer system under a threeyear lease purchase agreement, recording
$16,180 in equipment and $1,618 in depreciation expense.
Additional computers and hardware upgrades were purchased under two and three year lease agreements in 1997. All had bargain purchase options and were recorded as capital leases. The equipment valuation
(the same as its fair value) is as follows:

<CAPTION)

                                              1998           1997
                 Computer Equipment       $ 29,465        $29,465
                 Accumulated               (12,07)        (6,183)
                 Depreciation

                 Book Value               $ 17,389        $23,282

Minimum lease payments for each of the following years are:

                    1999     9,606
                    2000     2,727
                    2001         0
                    2002         0
                    2003         0

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

Legal  fees  paid  during  1998, 1997  and  1996
were  $239,090, $292,521 and $130,275 respectively.



S - STOCK ISSUANCE TO OFFICERS

In  1998,  280,000 shares of Red Carpet Inns
International,  Inc. common  stock  were  exchanged
for  15,555  shares  of  Southern Scottish  Inns'
common  stock by directors.   The  issuance  was
valued  at  the fair market value ($1.25 per share)
of  Southern Scottish Inns' common stock.  Minority
Interest has been  diluted by these stock swaps.
In 1997, 44,333 shares of Red Carpet Inns International, Inc., common stock were exchanged for 2,463 shares of Southern Scottish Inns' common stock by two directors and 24,300 shares were issued
to directors  and  officers for board meeting attendance.   The
issuance was valued at the fair market value ($1.50 per share) of Southern Scottish Inns' stock.
During 1996, a director exchanged 9,000 shares of Red Carpet Inns International, Inc., common stock for 500 shares of Southern Scottish Inns' common stock. The issuance was valued at the fair market value ($1.375 per share) of Southern Scottish Inns' stock.

T - LITIGATION SETTLEMENTS

From 1995 to 1998, the Company aggressively pursued its legal rights to its trademarks. It has been successful in stopping motel operations from illegally using its trademarks as well as
in enforcing   compliance   to   its   franchisee
agreements. Settlements  were reached on a number of lawsuits  in
all  years that   significantly increased  the  revenues  of  the
Company. Attorney fees related to those settlements also increased in all years.

U - ADVERTISING COSTS

The franchising division collects advertising income to fund advertising services that are provided to benefit franchisees. Advertising costs are expensed as incurred with the exception of its semi-annual directories, which are amortized on a monthly basis.

The Company is carrying a prepaid advertising balance for the years ending 1998, 1997 and 1996 in the amount of $0, $0 and $1,864 respectively. Following is a summary of advertising income and advertising costs for the years ended December 31:


                                           1998          1997          1996

Advertising Income                   $  309,499    $  385,486     $ 430,326

Advertising Costs                      (618,651)     (643,458)     (750,801)
Excess of Advertising Costs
 over Advertising Income       $       (309,152)   $ (257,972)  $  (320,475)


V - CONTINGENCIES

The  amount  of accounts receivable in litigation or
collections was  $145,267  at the end of 1998 and $65,318  in
1997.   It is management's and counsel's opinion that the chances for collection are good.

The Company's franchising division pays commissions to its sales representatives on franchises sold. The Company policy is to pay the sales person based on receipts of royalties from the franchisee. The commissions are recognized as earned when the franchisee pays the royalty fees.

Estimated contingent commissions for future years are
approximately  $18,313.   The turnover of  franchises
makes  the likelihood  of payment only reasonably possible;
therefore,  this amount has not been accrued.

As a second maker on a construction loan, Southern Scottish Inns, Inc. is contingently liable for $614,103. The real estate and property converts to Southern Scottish Inns, Inc. in case of default.

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

In 1996, the Company had two secured mortgage notes
classified as non-performing.  They totaled $2,482,861
with accrued interest of $382,099 at December 31,
1996.  On December 31, 1997, the Company foreclosed
one of the mortgages and took back the land and  motel
for the amounts of the unpaid principal of $1,008,971
and accrued interest of $163,756.  (The operating
income of this motel is not included  in the Company's
income statement in 1997 nor were  the two  prior
years'  operating results available  from  the  prior
owners.)   In 1998, the motel was leased to a
management company. The remaining non-performing note
totaled $1,473,990 at December 31,  1998  and 1997
with accrued interest of $219,102 at December 31,
1998  and  $250,151 at December 31, 1997.  The  fair
market value  of  the property  secured by this
mortgage  exceeds  the balance of principal and accrued interest.

In  1998,  the Company pledged one of its properties
as  security for  a  second  mortgage on a building
owned by the Houma  Atrium Partnership.   The  book
value and market value  of  the  pledged property was
$591,619 and $2,708,863 respectively  at December
31,1998 (See Investments in Unconsolidated
Affiliates).

II.   FAIR VALUE OF FINANCIAL INSTRUMENTS


INVESTMENTS - It is not practicable to estimate the fair value of investments because there are no quoted market prices for its untraded common stock investments, and a reasonable estimate of fair value could not be made without incurring excessive costs.


MORTGAGES AND NOTES RECEIVABLE  - The fair value of the  mortgage and notes  receivable was determined by management estimates  of the
property  values that secure the mortgage notes.   The  fair value of
these instruments is $5,749,096 at December 31, 1998 and $6,214,085
at  December  31, 1997, the carrying values  on  the balance sheet.


LONG-TERM  DEBT   - The fair value of long-term debt equals  the
carrying  value. Fair values for these instruments are $3,028,313 in
1998 and $3,443,585 in 1997.


III. ENVIRONMENTALLY SENSITIVE PROPERTY

The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent which would reasonably be expected to cause material capital expenditures for compliance, so far as is known. However, it is possible that an approximately five and one-tenths (5.09) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may under the new guidelines, be determined to be in part "wetlands." If so, its use and value would be adversely affected.

On January 27, 1995, 3.2 acres of said tract were sold at a consideration undiminished by the
Wetlands issue; the value of the remaining 5.09 acres, therefore, may not be diminished. The remaining land is carried at $55,647.

IV.  YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the computer programs or hardware that have date sensitive hardware or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

The Company addressed year 2000 compliance in the normal upgrading of its computer programs and replacement of defective hardware and had all systems in compliance by June 30, 1999.


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


Y- LONG-TERM LIABILITIES AND DEFERRED AMOUNTS

Escrow-Advanced  Construction  Draw  represents unspent     monies
advanced  for  site  preparation.

Expenditures  for  the   land improvements   totaled $229,411  in
1997.    There   were   no expenditures  in  1998.   This land  is
being  held for  future development.

Deferred Severance Pay reflects amounts due to officers of the corporation which have been earned to date for continued service.
Since the arrangement is not a qualified plan for federal income taxes, the expense recognized for financial statement purposes is not deductible for tax until paid. The deferral of this tax deduction is recognized as deferred tax asset (See Income Tax).

Z - SUBSEQUENT EVENTS and DISCONTINUED OPERATIONS

The  furniture  sales  division of  the  Company  was closed  in
February  1998.   Gross profits derived from the furniture  sales
division  are disclosed in Note C - Inventory.  Losses  from  the operations  of the division, net of tax benefits / (expenses)  of
$216  in  1998, $ (108) in1997 and $280 in 1996 were $11,980  in
1998,  $27,186 in 1997 and $52,517 in 1996.  Costs to  close  the division were minimal.

On  July  29,1999, the land and motel (see Financial Instruments)
which   was  obtained  in  1997  by foreclosure  was  sold
for $1,100,010.

