Form 10-K
period 1999-12-31
SOUTHERN SCOTTISH INNS INC
filed 2000-04-14
CIK 92284

UNITED STATES
                       SECURITIES AND EXCHANGE
                  COMMISSION Washington, D.C. 20549




                 Annual Report pursuant to section 13
                     or 15 (d) of the Securities
                        Exchange Act of 1934
                     for the fiscal year ended
                        December 31, 1999

                    Commission File number 0-7107
                    Southern Scottish Inns, Inc.

                         A Louisiana Corporation
                           IRS No. 72-0711739
                          1726 Montreal Circle
                          Tucker, Georgia 30084
                           (770)938-5966


      Securities registered pursuant to Section 12 (b) of the Act:
                                 None

    Securities registered pursuant to Section 12 (g) of the Act:
                      Common stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act
of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.
Yes          X                No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliated of the registrant on December 31, 1999 was $720,991. The aggregate market value shall be computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the
Registrant and the holding by nonaffiliated was computed as 961,321 shares.

The number of shares outstanding of the Registrant's Common Stock as of
December 31, 1999, was 2,365,284 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE
                                None

       Definitions:  The "Company", the "Registrant" and the
"Fiscal Year"

When used in this Annual Report, the "Company," unless the context indicates otherwise, refers to Southern Scottish Inns, Inc. and its subsidiaries on a consolidated basis. The "Registrant" refers to Southern Scottish Inns, Inc.
as a separate corporate entity without reference to its subsidiaries.
The "Fiscal Year" refers to the year ended December 31, 1999, which is the year for which this Annual Report is filed. The items, numbers and letters appearing herein correspond with those contained in Form 10-K of the Securities and Exchange Commission, as amended through the date hereof, which specifies the information required to be included in Annual reports on such Form.
In accordance with General Instructions C(2) to Form 10-K, the information contained herein is, unless indicated herein being given as of a specified date or for a specified period, given as of December 31, 1999 and referred to "as of this writing".

                                   PART I

Item 1.  Business

(a)  General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. The table below show the various different business holdings for the last five years.

                                 12/99     12/98    12/97     12/96    12/95
Motel Franchises Held - Total    228       227      239      262     269
Master Hosts Inns                  2         4        5        12    11
Red Carpet Inn                     98        96       95       107   112
Scottish Inns                      118       120      126      128   130
Downtowner Inns -                  2         2        2        4     2
Passport Inns -                    8         5        11       11    14

Motel Operated - Total              0         0         0      0      0
Master Hosts Inns                   0         0         0      0      0
Red Carpet Inn                      0         0         0      0      0
Scottish Inns                       0         0         0      0      0
Independent                         0         0         0      0      0

Motel Owned & Leased To
Operators - Total                   3         4         3      4      4
Master Hosts Inns                   0         0         1      1      1
Red Carpet Inn                      1         1         1      1      1
Scottish Inns                       2         2         2      1      1
Independent                         0         1         0      1      1


Free Standing Restaurants
Owned                               0         0         0      0      0
Leased In - Note 1                  1         1         1      1      1
Operated                            0         0         0      0      0
Subleased - Note 1                  1         1         1      1      1
Vacant                              0         0         0      0      0

Wrap Around Mortgages or Other
types of Financing Held            13        13        13      13     14

Parcels of Land Held for Investment
or Development                      6        6         6       5      3

Note 1. One property leased from a third party is being operated as a restaurant by Company's sub-lessee.

(b)  Segment Information

The Company identifies its significant industry segments as set forth in the table below. All revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible.

                               Segment Information
                             for the Year Ended Dec. 31, 1999

                            1999             1998            1997
Franchising:
     Revenues               1,833,472        1,843,335      2,060,922
     Operating Profit (Loss)   14,957           12,582         60,832
Financing & Investing:
     Revenues                 754,421          579,865        774,449
     Operating Profit (Loss)   16,342          (99,264)      (193,303)
Leasing:
     Revenues                 507,064          601,909        741,718
     Operating Profit (Loss)  190,748          196,363        266,360

(c)  Description of Business

     (I)  Products and Services

     The Company's franchise division offers
advertising,reservation, group
     sales, quality assurance and consulting services to motel owner/operators.

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

     (VI) Working Capital
     The Company's financing receipts are comprised primarily of interest which does not become reflected on its balance sheet until after it is earned, whereas its payments on underlying debts are comprised primarily of principal reduction and the portion which will be returned over the next twelve months is reflected on the balance sheet as a current liability. Because of this, the Company believes a current ratio of less than one to one is appropriate for its business. However, the Company continues to, among other things, (1) reduce and contain overhead costs,
     (2) seek to dispose of underproductive assets, and (3)seek the most advantageous financing terms available.

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

     Developing and financing lodging properties is being significantly affected by over-development in many areas but benefits from the area's and the country's general economic condition.

     (XI) Research and Development

     No significant research activities were conducted by the Company during the Fiscal year and the Company does not expect to expend sums on research activities during the next Fiscal Year.

     (XII)     Environmental Protection

     The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent which would reasonably be expected to cause material capital expenditures for compliance, so far as in known. However, it is
     possible that an approximately five and three-tenths (5.09) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may under the new guidelines, be determined to be in part
"wetlands."
     If so, its use and value would be adversely affected.  On
January
     27, 1995, 3.2 acres contiguos to said tract were sold at a consideration undiminished by the wetlands issue; the value of
     the remaining 5.09 acres, therefore, may not be diminished.
The
     5.09 acre tract is carried on the Company's books at $55,647.

     (XIII)    Employees

      Division                                12/99       12/98        12/97
      Lodging Leased to Outsiders - Note 3    69              109       110
      Franchise Division                      32               40        38
      Administrative & Finance                 6                7         7

               Total                         107              156       155

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

Item 2    Properties
The following table sets forth certain information, as of this writing, concerning properties on which the Company holds notes secured by mortgages and other types of financing instruments held by the
Company:


                                                 Amount            Underlying
Location                Description              Receivable         Mortgages


Bald Knob, AR           42 Room Motel            242,028.88           -0-

Gulfport, MS            Office & Warehouse Bld.  154,975.00           -0-

Hattiesburg, MS         48 Room Motel            365,206.28           -0-

Jacksonville, FL       144 Room Motel          1,473,989.51           -0-
   (Lane Ave.)

Jacksonville, FL       120 Room Motel          1,100,000.00           -0-
   (Arlington Rd.)

McComb, MS              51 Room Motel            279,507.09        3,406.60

Marrero, LA            100 Room Motel            440,173.10           -0-

Marrero, LA            Pledge of corp. stock       5,862.19           -0-

Morgan City, LA         49 Room Motel            264,790.67           -0-

Natchez, MS            100 Room Motel            733,245.55        65,253.60

New Iberia, LA          80 Room Motel            590,137.84       163,606.38

Register, GA            40 Room Motel (2nd Mtg.) 194,456.07           -0-

Sabine Pass, TX         30 Room Motel            292,896.94           -0-

          * While the indenture in favor of a bank in connection
          with this receivable is not a mortgage, an original sum of $475,000.00 of the receivable was assigned and pledged in 1990 to a bank and might be considered as being in the nature of an underlying mortgage. Said $475,000 is reduced to $65,253.60.

The following table sets forth certain information, as of this writing, concerning motel properties owned by the Company and under management contract or leased to Operators.

Location                  Description                        Mortgage Balance
Houma, LA  - Note 4.      120 Room Motel                        $.00

Marietta, GA - Note 5.    154 Room Motel                       579,059.95

Vicksburg, MS - Note 5    100 Room Motel                       265,228.76

Jacksonville, FL
(Arlington Rd.) - Note 5  120 Room Motel                          .00

Note 4 This mortgage balance was paid down by the receipt of a payment in full on the Gretna, Louisiana Motel note. Balance was then liquidated in December of 1999.

Note 5.   These properties, are leased to First Hospitality
Management Corporation, a corporation owned by Timothy J. DeSandro, a former employee of the Company.


Also, until August 2, 1991, the Company operated one "OmeletHouse" restaurant located in New Iberia, Louisiana, which it leases from an individual. On August 1, 1991, the Company entered into a rental agreement with Alfred W. Schoeffler, who operated same from August 3,1991, through September 24, 1992; the property was vacant until March of 1993, at which time the property was leased to First Hospitality Management Corporation.

The following table sets forth certain information, as of this writing, concerning other properties owned by the company.


Location                Description
Mortgage Balance
Atlanta, GA             Warehouse, on two parcels of land      196,440.76
                       (1.2 Acres), 22,220 square feet,
                        heated & air conditioned including
                        1,300 square feet of showroom/office.

Gulfport, MS            Unimproved land (4) lots in City of     10,766.31
                        Gulfport

Jackson County, MS      Two parcels of land, unimproved,        12,060.65
                        held for investment

Madison County, MS      3.0 acre tract of land at Ross Barnett  $300 per month
                        Reservoir on which was a night club land lease
                        when property was acquired.  The building
                        had been untenantable, was deemed to be
                        economically unfeasible to repair and was
                        recently razed. Land is leased from Pearl
                        River Valley Water Supply District and the
                        leasehold is marketable by approved assignment,
                        sublease or redevelopment.

Pass Christian, MS      46 Residential lots located                  -0-
                        In Blue Lake Subdivision.
                        Held for investment.

Pass Christian, MS      Partially improved water-front property     69,900.51


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



                               Bid Price                     Asked Price
 1999                    High             Low              High       Low
1st Quarter             $ .75            $ .75            $1.00     $1.00
2nd Quarter             $ .75            $ .75            $1.00     $1.00
3rd Quarter             $ .75            $ .75            $1.00     $1.00
4th Quarter             $ .75            $ .75            $1.00     $1.00


                              Bid Price                      Asked Price
1998                     High             Low             High
Low
1st Quarter             $1.25            $1.25            $1.50      $1.50
2nd Quarter             $1.25            $1.25            $1.50      $1.50
3rd Quarter             $1.25            $1.25            $1.50      $1.50
4th Quarter             $1.25            $1.25            $1.50      $1.50

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


                        1999        1998        1997       1996       1995
REVENUE            $ 3,532,449   3,814,986   4,396,435   4,911,874  6,193,245
NET INCOME             105,231      81,538      30,443   (815,303)    851,209

EARNINGS PER
SHARE                     0.04        0.03        0.01      (0.35)      0.37

TOTAL ASSETS        14,303,779  14,924,365  15,370,061  15,084,285 16,259,446

LONG TERM DEBT       1,680,781   2,301,241   2,726,135   2,978,560  2,710,577

STOCKHOLDERS'
EQUITY               8,233,184   8,127,606   8,024,850   7,946,090  8,764,807

CASH DIVIDENDS
PER SHARE                 -0-          -0-         -0-         -0-      -0-


Item 7    Management's Discussion and Analysis of Financial
Conditions and
          Results of Operations

Summary of Operations For the Year Ended 1999, 1998, 1997, and 1996.

                         1999           1998          1997         1996
TOTAL ASSETS            14,303,779      14,924,365    15,370,061   14,928,410
TOTAL EQUITY CAPITAL     8,233,184       8,127,606     8,024,850    7,946,090
OPERATING INCOME         3,532,449       3,814,986     4,396,435    4,911,874
OPERATING EXPENSE        3,283,902       3,656,215     4,308,86     6,127,234
INCOME BEFORE TAXES        248,547         158,771        87,575   (1,215,360)
INCOME TAXES              (117,439)        (73,280)      (44,98)      424,544
NET INCOME                 105,231          81,538        30,443     (815,303)
NET INCOME PER SHARE          0.04            0.03          0.01        (0.35)

Results of Operation:
The Company's operations are comprised of three main components:
Franchising,
financing and investments, and leasing. The following discussion presents an analysis of results of operations of the Company for the years ended
December 31, 1999, 1998 and 1997.

The preceding chart relects the most recent four years of the Company's operations. In 1999 operations resulted in income, before income taxes of
$248,547, compared to $158,771 in 1998, and  $87,575 in 1997.  In
1995, the
Company recognized a gain of $738,833 from an ownership in a partnership.
The recognition of the gain was deferred until 1996 for tax purposes.
The partnership was undecided as to whether it would liquidate the proceeds or reinvest the monies. In 1996, the partnership decided to distribute the monies. The capital received by the Company did equal the Company's investment in the partnership. However, a loss of $699,346 was recognized on the income statement. Also, in 1996 the Company wrote off outstanding loans in the amount of $594,808. Those write-offs were to companies in which the
Company had vested interests.

Franchising revenues rose slightly over 1998, as did the number of franchises
(0.44%), although the number or rooms available within the system decreased
slightly (4.3%).  These relatively flat numbers are due to
increased competition
from other franchisors offering mutli level brands, resulting in more
down-scaling conversions into the economy lodging sector, also, the company has
become more stringent in its requirements, relating to franchises in the areas
of quality assurance and financial reporting.  Along with the slight increase
in revenues, the Franchise Division has decreased its
administrative cost
18.0% between 1999 and 1998 and by 9.0% between 1998 and 1997 and
7.5%
between 1997 and 1996. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreement.
Revenues in this area generated gross revenues of $62,356 in 1999, $334,028.85 in 1998, $435,570 in 1997, and $100,741 in 1996.

Financing revenues continue to drop because interest on the notes receivable is declining as the notes move to maturity. Mortgages and notes receivable balances rose due to the sale of a foreclosed property that had been in fixed assets.

Leasing revenues are declining due to the restructuring of the lease agreements due to economic conditions, such as new competition at each of our locations and our failure to refurbish and upgrade.

Liquidity:

The question of liquidity should not be an issue in the near future.
The non-affiliated entity leasing properties from the Company is in arrears in its lease payments. The company has taken steps calculated to insure payments from the leasee are brought current.
If cash requirements became an issue, any of the notes could be sold at a discount. However, there is not reason to believe this will be required.

Capital Resources

(I) No material commitments for capital expenditures are planned other than any possible purchases or development of properties
     through the financing division.

(II) The trend in capital resources has resulted in a gradual tightening of credit with regard to new motel construction but
     continues tighter with regard to older properties. This has forced more sellers of older properties into the seller financed arena creating more competition for the Company in its Finance and Development Division. This fact, coupled with lower credit on the
     new property construction side, has meant less profitable opportunities for the Company.

Item 8    Financial Statements and Supplemental Data

The financial statements and financial statement schedules filed as part of the Annual report are listed in Part IV, Item 14 below.

Item 9    Disagreements of Accounting and Financial Disclosures

None.

                                Part III

Item 10   Directors and Executive Officers of the Registrant

The Following persons are the directors and the executive officers of the Registrant.


POSITION AND TERM
          NAME                     AGE                      WITH REGISTRANT
Bobby E. Guimbellot                59                     CEO - 25 Years
                                                          Director - 27 Years

Michael M. Bush                    51                     Director - 18 Years

Donald Deaton                      69                     Director - 13 Years

Jack M. Dubard                     68                     President - 6 Years
                                                          Director - 11 Years

C. Guy Lowe, Jr.                   64                     Director - 27 Years

Gretchen W. Nini                   52                     Director - 13 Years

Harry C. McIntire                  70                     Chairman - 6 Years
                                                          Director - 23 Years

George O. Swindell                 62                     Director - 24 Years

Richard A. Johnson                 55                     Director - 10 Years

Melanie Campbell Hanemann          44                     Director - 9 Years

John L. Snyder, Jr.                73                     Director - 9 Years

Melinda P. Hotho                   37                     Director - 6 Years


The Board of Directors of the Company held no regularly scheduled meeting in 1999.

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

Donald Deaton is a Vice President of Hospitality International,
Inc., a
motel franchising company and subsidiary of the Registrant.

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

Item 11   Executive Compensation

For services rendered in all capacities to the Company and its subsidiaries during the Fiscal Year ended December 31, 1999, the Company paid aggregate cash compensation in the amount of $75,000 to Mr. Guimbellot, the Registrant's. Chief Executive Officer. In 1999, the Company paid aggregate cash compensation in the amount of $75,865,42 to Mr. Dubard, who for said period was Registrant's president. The Company provides Messrs. Guimbellot and Dubard with automobiles and does not require them to account for the personal use, if any, of the automobiles. The personal uses are not included in the compensations reported above. However, the Company estimates that the amount, which cannot be specifically or precisely ascertained, does not exceed 10% of the aggregate compensation, paid and unpaid, reported above.

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

                             Amount and Nature        Present
Name Address of              of Beneficial            Percent
Beneficial Owner             Ownership                Of Class -Note 6

Bobby E. Guimbellot          1,202,797                50.85%
1726 Montreal Circle
Tucker, Georgia 30084   Note 7

Harry C. McIntire              161,289                 6.81%
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


                                  Amount and Nature        Present
Name of                           of Beneficial            Percent
Beneficial Owner                  Ownership                Of
Class - Note 9

Michael W. Bush  Note 10                      3,611          .15%
Donald Deaton                                 3,660          .15%
Jack M. Dubard   Note 11                      8,907          .37%
Bobby E. Guimbellot Note 12               1,202,797        50.85%
Melanie Campbell Hanemann                     2,600          .10%
Melinda P. Hotho                              1,200          .05%
Richard A. Johnson                            9,600          .40%
C. Guy Lowe, Jr.                              1,335          .05%
Harry C. McIntire   Note 13                 161,289         6.86%
Gretchen W. Nini    Note 14                   4,801          .20%
George O. Swindell                            1,563          .06%
John L. Snyder, Jr.                           2,600          .10%

                                          1,403,963        59.29%

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


     1.   Financial statements
          Auditor's Report.  Note 16
          Consolidated balance sheets of the Company as of December 31, 1999 and 1998.
          Consolidated statements of changes in cash flow of the Company for the Fiscal Years ended December 31, 1999 and 1998.
          Notes to consolidated financial statements.


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




Donald Deaton       Date                     Harry C. McIntire
Date
Director                                     Director




Jack M. Dubard      Date                     Gretchen W. Nini Date
Director                                     Director




Bobby E. Guimbellot  Date                    John Snyder     Date
Director                                     Director


Melinda P. Hotho            Date             George O. Swindell
Date
Director                                     Director





                  SOUTHERN SCOTTISH INNS, INC.
                CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        TABLE OF CONTENTS

                                                        PAGE NO.
INDEPENDENT AUDITOR'S REPORT                               2

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                          3-4

     CONSOLIDATED STATEMENTS OF INCOME                    5-6

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY       7

     CONSOLIDATED STATEMENTS OF CASH FLOWS                8-9

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          10-28








Board of Directors
Southern Scottish Inns, Inc.


                    INDEPENDENT AUDITOR'S REPORT

We  have  audited  the accompanying consolidated  balance  sheets of
Southern Scottish Inns, Inc. and subsidiaries as of December 31,
1999
and   1998,  and  the  related  consolidated  statements  of
income,
stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally
accepted
auditing standards.  Those standards require that we plan and perform
the audits to obtain reasonable assurance about whether the
financial
statements  are  free of material misstatement.   An  audit
includes
examining,  on  a  test basis, evidence supporting  the  amounts
and
disclosures  in  the  financial statements. An  audit  also
includes
assessing  the  accounting principles used and significant
estimates
made  by  management,  as well as evaluating  the  overall
financial
statement   presentation.   We  believe  that  our   audits
provide
reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Scottish Inns, Inc. and subsidiaries as of December 31,
1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended December 31, 1999, in conformity with generally accepted accounting principles.




ROBERT J. CLARK, PC
Certified Public Accountants
Roswell, Georgia
March 15, 2000




                    SOUTHERN SCOTTISH INNS, INC.
                     CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1999 AND 1998


                               ASSETS
                                            1999             1998
CURRENT ASSETS
Cash                                     $    75,253      $  100,898
Accounts Receivable-Net (Note G)           1,124,962       1,070,719
Accounts Receivable-Affiliates (Note G       580,403         335,060
and P)
Income Tax Receivable (Note K)                 9,310           9,310
Mortgages & Notes-Affiliates (Note G         121,240         104,376
and P)
Mortgages & Notes Receivable (Note G)        688,072         589,363
Inventory (Note C)                            40,819          45,067
Prepaid Expenses                              50,098          45,469
Loans - Employees (Note H)                       213             713
Interest Receivable                          464,505         401,689
Net Deferred Tax  Asset (Note K)               7,447           6,381

     TOTAL CURRENT ASSETS                  3,162,322       2,709,045

PROPERTY AND EQUIPMENT (Note O)
Land                                       1,515,118       1,855,332
Buildings & Building Improvements          2,149,732       3,841,941
Furniture, Fixtures & Equipment              561,128         760,363
Leasehold Improvements                           331             331
  Total Property & Equipment               4,226,309       6,457,967

Less: Accumulated Depreciation            (1,123,004)     (1,323,801)


     PROPERTY AND EQUIPMENT - NET          3,103,305       5,134,166

OTHER ASSETS
Mortgages & Notes Receivable             5,030,468         3,925,793
Mortgages & Notes-Affiliates (Note P)    1,116,802         1,129,564
Investments in Unconsolidated              199,832           365,633
Affiliates (Note I)
Investment  - Affiliate                    118,896            35,440
Investment in Real Estate                  235,752           235,752
Trademarks - Net (Notes J and P)         1,295,688         1,338,517
Organization Cost                            9,540            13,588
Deposits                                     4,498             4,498
Deferred Tax Asset Valuation                     0             7,581
Allowance
Marketable Equity Securities,               26,676            24,788
Carried at  Market

     TOTAL OTHER ASSETS                  8,038,152         7,081,154

             TOTAL ASSETS              $ 14,303,779   $   14,924,365

                    SOUTHERN SCOTTISH INNS, INC.
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     DECEMBER 31, 1999 AND 1998

                LIABILITIES AND STOCKHOLDERS' EQUITY


                                           1999            1998
CURRENT LIABILITIES
Accounts Payable - Trade             $  106,097      $ 206,816
Interest Payable                        174,668        166,407
Taxes Payable                           179,260        95,261
Other Taxes Payable                     189,683        386,858
Other Liabilities                       546,982        262,983
Mortgages & Notes Payable (Note L)      482,843        693,387
Mortgages & Notes Payable-              118,327        133,885
Affiliates (Note P)
Deferred Severance Pay (Note X)          12,000         12,000
  TOTAL CURRENT LIABILITIES           1,809,860      1,957,597

LONG-TERM LIABILITIES
Mortgages & Notes Payable (Note L)    1,308,603      1,921,729
Mortgages & Notes Payable-              357,178        279,312
Affiliates (Note P)
Escrow - Advance Construction Draw       15,000        100,200
(Note X)
  TOTAL LONG-TERM LIABILITIES         1,680,781      2,301,241

DEFERRED AMOUNTS
Deferred Income-Installment             1,511,361      1,544,794
Deferred Rent Income                    0              1,300
Net Deferred Tax Liability              101,839        54,650
Deferred Severance Pay (Note X)         143,750        140,050
  TOTAL DEFERRED AMOUNTS                1,756,950      1,740,794
TOTAL LIABILITIES &                     5,247,591      5,999,632
     DEFERRED AMOUNTS
MINORITY INTEREST (Note A)                823,004        797,127
STOCKHOLDERS' EQUITY
Common Stock- no par value,             6,023,315      6,023,315
Authorized 5,000,000 shares, Issued
& Outstanding 2,365,284 year ended
1999 and 1998
Additional Paid in Capital                 42,201         42,201
Retained Earnings                       2,167,668      2,062,090
TOTAL STOCKHOLDERS' EQUITY              8,233,184      8,127,606
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $  14,303,779   $ 14,924,365

                    SOUTHERN SCOTTISH INNS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
            YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          1999         1998       1997
REVENUES
Franchising Revenues                $ 1,833,472  $ 1,843,335  $ 2,060,922
Financing Revenues                      620,325      572,201      683,505
Sale of Furniture                           439       19,519      225,468
Operating Lease Revenues                507,064      601,909      741,718
Gain on Sale of Assets                  134,096          649       78,764
Investment Income                       0              7,015       12,180
Legal Settlement Revenues               62,356       334,029      435,570
Other Income                            374,697      436,329      158,308

  TOTAL REVENUES                        3,532,449    3,814,986  4,396,435

COST & EXPENSES

Operating Expense-Franchise             1,595,417    1,950,467  2,143,736
Division
Operating Expense-Financing &           1,024,330    916,328    1,230,271
Investing
Cost of Sales -Furniture Sales          4,174        14,233       122,264
Interest Expense                        256,347        310,851    417,536
Depreciation & Amortization             238,590      284,656      273,173
Investment Loss                         165,044      179,680      120,551
Loss on Sale of Property                      0            0        1,329

  TOTAL COST & EXPENSES                 3,283,902    3,656,215  4,308,860

Income (Loss) from Continuing
Operations before Taxes & Minority      248,547      158,771       87,575
Interest


Less:   Provisions for Income           (117,439)     (73,280)    (44,998)
Taxes (Note K)

Income (Loss) before Minority           131,108      85,491        42,577
Interest

Less: Minority Interest in Income
(Loss) of    Consolidated               (25,877)     (3,953)     (12,134)
Subsidiaries

NET INCOME (LOSS)                   $   105,231    $ 81,538     $  30,443


                    SOUTHERN SCOTTISH INNS, INC.
              CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



INCOME (LOSS) PER SHARE               1999         1998        1997
Income (Loss) per Share from
Operations before Taxes and         $  .11       $  .07         $.04
Minority Interest

Income (Loss) per Share before
Minority Interest                   $  .06       $  .04         $.02

Basic Net Income (Loss) per
Common Share                        $  .04       $  .03         $.01


Average Shares Outstanding        2,365,284    2,356,949        2,335,541



                    SOUTHERN SCOTTISH INNS, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                        Number of
                         Common                   AdditionAL
                         Shares       Common      Paid In      Retained
                        Outstanding   Stock       Capital      Earnings
Balance Dec 31,1996      2,322,966    5,963,727    42,201     1,945,762

Shares Issued to
Directors                  26,763       40,144
And Officers

Comprehensive Income:
    Net Income                                                   30,443
    Unrealized Gain on
    Securities, net of tax                                        2,573

Balance Dec 31,1997      2,349,729     6,003,871   42,201     1,978,778


Shares Issued to           15,555       19,444
Directors
Comprehensive Income:
    Net Income                                                   81,538
    Unrealized Gain on
    Securities, net of tax                                        1,774

Balance Dec 31,1998     2,365,284     6,023,315    42,201     2,062,090

Shares Issued to
Directors
Comprehensive
Income:
    Net Income                                                  105,231
    Unrealized Gain on
    Securities, net of tax                                          347

Balance Dec 31,1999    2,365,284      6,023,315    42,201     2,167,668




                    SOUTHERN SCOTTISH INNS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                     1999         1998         1997
CASH FLOWS PROVIDED BY (USED
FOR) OPERATING ACTIVITIES


Net Income                       $ 105,231   $  81,538    $  30,443
  Non-Cash Items Included in
Net Income:
Depreciation and Amortization      238,590      284,656     273,173
Conversion payable to note         (18,762)     0            0
receivable
Uncollectible Amounts              0            252,916      84,235
(Gain) Loss  -  Sale of Assets     172,014      (649)       (74,236)
Deferred Income Recognized         (34,733)     (30,468)    (16,083)
Discount Earned                    (3,951)      0           (27,871)
Investment Income-Affiliates       157,566      162,385     110,042
Minority Interest Income           25,877       3,953        12,134
Transfer of note payable           (79,552)     0            0
Marketable Equity Security at      0            0           (2,626)
Market
Write off Note Payable             (1,250)      (5,404)     (2,589)
       Interest Receivable         0            0         (163,756)
Converted to Property
Interest  Receivable Adjustment    0            45,724       6,065
Bonus Reinstated                   0            0           32,833
Note payable assignment            4,976        0            0
Note Receivable                    0          (236,741)    (17,700)
Credit/Assignment
Expense Paid for Note Payable      0            68,052       2,666
Accruals for Investments           0            (2,892)    (48,337)
Accounts Receivable Converted
     To Investment or Note         (34,000)     (41,705)  (154,194)
Capital Stock for Directors'       0            0           36,450
Fees
Sale Payables for Receivables      (27,558)     (190,560)     0
Miscellaneous                      8,261        15,149       4,852

Net Changes In Current Assets and
Liabilities:
Accounts Receivable                (346,359)    (118,403)  (347,284)
Accounts Receivable-Affiliates     86,364       (97,347)   (133,237)
Inventories                        4,248        9,362        51,506
Loan Receivable-Employee           500          (213)         8,635
Deposits                           0            1,399         7,885
Interest Receivable                (91,935)     44,245       69,615
Income Tax Receivable              (4,629)      17,683       0
Prepaid Expense                    3,396        12,798       3,306
Accounts Payable                   (92,657)     28,901     (18,359)
Interest Payable                   8,261        (24,627)    59,224
Taxes Payable                      (31,701)     (48,333)    46,867
Deferred Income Tax                53,704       70,751      23,463
Other Accrued Liabilities          242,598      20,528     (94,263)
       Deferred Severance Pay      3,700      (117,655)    175,705

NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES               348,199      205,043    (61,436)


                    SOUTHERN SCOTTISH INNS, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    1999          1998         1997
CASH FLOWS PROVIDED BY (USED
FOR)INVESTING ACTIVITIES

Investment Distribution         $ 0          $ 14,437     $   16,563
Payments on Mortgages and Notes
Receivable - Incurred             (78,648)     (20,000)     (17,431)
Collections on Mortgages and
Notes Receivable                  148,136      418,553      632,423
Acquisition (Disposition) of
Fixed        Assets               (19,831)     (22,450)    (254,418)
Investment Purchases              (129,870)    (35,596)    (126,773)
Payments made with sale of        (36,036)     0             0
assets
       Payments Received for      0            0            131,750
Assets Sold
       Advance Receipts for       15,000       0            100,200
Investments

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES              (101,249)    354,944      482,314

CASH FLOWS PROVIDED BY (USED
FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable      209,919       111,484      272,523

Principal Payments on Mortgages
and Notes Payable                (2,049)       (16,995)      (7,892)

Principal Payments on Capital
Lease Obligations                (480,465)     (627,810)    (711,577)

NET CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES             (272,595)     (533,321)    (446,946)


Increase (Decrease) in Cash      (25,645)      26,666        (26,068)

Cash - Beginning                 100,898       74,232         100,300

Cash - Ending                  $ 75,253     $  100,898    $ 74,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997

NOTE

 A - HISTORY

The Company was incorporated on November 8, 1971, under the laws of the state of Louisiana.

The Company has consolidated the operations of two corporations, Red Carpet Inns International, Inc. and Hospitality International, Inc. The Company owns a 50 percent interest in Hospitality International, Inc. and Red Carpet Inns International, Inc. owns the other 50 percent; therefore, all of its operations are included in these financial statements and it is noted as the franchising division. The Company owns 74.6 percent of Red Carpet Inns International, Inc.

The Company's financing and investing division provides owner financing to persons acquiring motel properties previously operated and/or owned by the Company. They look to acquire available properties for development and/or future sale. The Company also invests in companies whose business operations include property development. These activities primarily occur in the Southeast.

The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators. It is the exclusive franchiser for Red Carpet
Inns and Master Host Inns as well as Scottish Inns. Its market has historically been the contiguous United States; however, in 1994 the Company began to explore international markets. As of December 31, 1999 the Company had one franchise in Jamaica and one in the Bahamas. The Company also provides a nationwide central reservation service for its franchisees.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B1 - CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all subsidiaries except where control is temporary or does not rest with the Company. The Company's investments in companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the net earnings of these companies is included in consolidated net income. The Company's investments in other companies are carried at cost or fair value, as appropriate. All significant inter company accounts and transactions are eliminated.

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

The following non-cash transactions took place in 1999:

          The Company retired fully depreciated furniture and
fixtures
          in the amount of $9,000.
          The Company purchased 50% ownership of a vehicle for
$4,976
          with a note payable for the lack of consideration.
          The Company sold land and paid off the related note payable and escrow in the amount of $105,783 and $100,200, respectively.
          The Company sold their portion of land and related motel investment and paid off the related note payable in the amount of
          $204,701. The Company cancelled the related notes receivable of
          $86,850 and a new note receivable was created for $200,000.
          The Company recorded a note receivable in the amount of $1,100,000 in relation to the sale of a motel and the land.
          The Company transferred notes in the amount of $79,552 to
          accounts payable.
          A vehicle with a book value of $9,600 and accumulated depreciation of $5,760 was disposed.
          Furniture, fixtures, and equipment with a book value of $66,695 and accumulated depreciation of $65,874 were disposed.
          The Company wrote off a note payable in the amount of $1,250.
          The management company made payments on notes payable in the amount of $18,762. The management company received credit for these payments on their accounts receivable balance.
          A note payable to a company owned 100% by the CEO was reduced by credits of $15,026 given to the management company for
          payments made on behalf of a partnership in which CEO has a 25%
          and the Company a 50% interest.
          A note payable due to an affiliated individual was reduced by $12,352 and accrued interest payable resolved a note payable due to an affiliated individual by $2,494 for further payments for the partnership by the management company.




B4 - ACCOUNTING POLICY - STATEMENT OF CASH FLOWS - (Continued)

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


The following non-cash transactions took place in 1997:



           The Company wrote off a note payable to an affiliate to consulting income in the amount of $2,589 (See Related
Party).
           The Company sold an automobile to an employee for
$1,304 in
           exchange for a note for the lack of consideration.
           The lease purchases of computer equipment were recorded
as
           $22,285 and booked as notes payables.
           The Company traded in an auto for another auto and took
a
           new note payable for the lack of consideration.
           A past president's bonus was reinstated as a note in
the
           amount of $32,833 (See Related Party).
           A vehicle sold to an employee was repossessed and re-
booked
           for the balance of the loan of $2,800.
           The Company repossessed a motel and land for non-
payment of
           the mortgage.  The property was reinstated for the
amount of the
           note, $1,008,871 and accrued interest, $163,756.
           The Company booked notes payable and interest payable totaling $147,466 to record equitable liabilities for its
           investment in two land purchases.
           The Company exchanged a note receivable of $36,640 for
the
           remaining stock of the Labove Apartment Company and
then sold the
           underlying assets for a note receivable of $330,000 and
$55,000
           cash.
           The Company sold a warehouse for a note receivable of $155,000 and $5,000 cash.

In 1999, the Company paid $0 in income taxes and $205,370 in interest.

In 1998, the Company paid $25,110 in income taxes and  $246,017 in interest.

In 1997, the Company paid $59,257 in income taxes and  $358,919 in interest.

C - INVENTORY

Inventory is valued at the lower of cost or market and consists of hotel and motel furniture. The method used in determining the cost is the average cost paid for the items.

Listed below are sales and cost of inventory sold:
December 31, 1999, 1998 and 1997

Listed below are sales and cost of inventory sold:

                         1999           1998           1997
     Sales             $     439 $  19,519      $   225,468
     Cost                   4,174     14,233          122,264
     GROSS PROFIT (LOSS) $ (3,735) $   5,286      $   103,204

D - REAL ESTATE SALES

Gains on real estate transactions on which substantial down payments are not received are deferred and recognized as income only as the principal amount of the obligation is received. This deferred income is shown on the balance sheet as a deferred
credit.   Deferred income recognized was $33,433 in 1999,
$30,868in 1998 and $16,082 in 1997.

E - DEFERRED DEBT ISSUE COSTS

Deferred  debt  costs  (primarily  commitment  fees)  are   being
amortized over the original term of the long-term debt to which they relate.

F - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the years ending December 31, 1999, 1998 and 1997 was 2,365,284, 2,356,949 and 2,335,541 respectively.

G - ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE

In accounts receivable - trade for franchise sales, an allowance account is provided based on a percentage of the outstanding accounts. During the year, all bad debt write-offs were made to the allowance account. Accounts Receivables for 1999 and 1998 are presented net of allowance for doubtful accounts of $87,224 and $95,397 respectively.

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

Included in the mortgages and notes receivable - short term are notes the Company has with franchisees for initial franchise fees, royalty fees, sign rental and room reservation income. The notes are either non-interest bearing or convey an interest rate of up to 12 percent. The management elected to write off some of the accrued interest in 1997 and 1996. These notes total $108,092 in 1999 and $93,856 in 1998. All are originally due within one year. However, certain notes have been extended and have been outstanding for over one year. Those notes due over one year are interest bearing.
Mortgages and notes receivable are stated net of associated discounts. In 1999 and 1998, the discounts totaled $80,800 and $84,751 respectively.
The weighted average interest rate of the mortgage notes held by the Company is 11.4 percent, and they range from 6 percent to
12.5 percent.
The Company plans to hold the notes until maturity.

ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE - (Continued)

Maturities over the next five (5) years are as follows:

                    2000        688,072
                    2001        211,428
                    2002        241,301
                    2003        268,771
                    2004        299,401
                    Beyond      4,009,567

H - LOANS - EMPLOYEES
Loans-Employees  represents  travel  advances  and/or  loans   to
employees.

I - INVESTMENTS

I. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
II.
The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist of the following:

                              % Ownership        1999        1998
     J.Puckett/ BuenaVista-
       Partnership               25%         $   0         $   756
     Houma Atrium Bldg.-
       Partnership               50%           (131,942)   (61,822)
     Extasea Casino
       Cruises Of No. Fla,Inc.   40%            430,414    487,172
     Hospitality Int'l
       Real Estate, Inc.         45%          (23,844)       (6,447)
     Hospitality Insurance
       Services,Inc.             45%          (74,796)      (54,026)
     Totals                                 $  199,832    $  365,633

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


INVESTMENTS- (Continued)

I. INVESTMENTS IN UNCONSOLIDATED AFFILIATES -  (Continued)
The Company's share of the Houma Atrium Building Partnership losses was $ 70,122 in 1999 and $83,156 in 1998. Losses on the investment have been recognized up to the Company's at risk amount. Unrecorded losses totaled $211,384 at December 31, 1999. In 1999 and 1998, the management company which collects lease payments for its properties advanced monies to the partnership. The Company increased its investment in the partnership for these payments in 1998 (See Cash Flow). In 1999, the Company increased its receivable due from the partnership for these payments. The CEO of the Company owns 25% of this partnership (See Related Party).

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

All   the  Company's  investments  in  unconsolidated  affiliates
operate  with  fiscal  years ending on December  31.   Summarized
balance sheet information of the unconsolidated affiliates as of December 31, 1999 and 1998 are as follows:

                                             1999      1998
     Current Assets                       $  21,757      $  20,621
     Property and other assets, net       3,772,826      3,975,974
     Current liabilities                    500,157        516,635
     Long-term debt and other liabilities 3,105,772      3,107,165
     Equity                                188,654         372,795
     Gross Revenues                        766,329         726,794
     Net Income/ (Loss)                   (157,799)      (293,291)


II. UNDISTRIBUTED EARNINGS OF UNCONSOLIDATED AFFILIATES

Pursuant to SEC Rule 4-08, the Company discloses that the consolidated retained earnings does not contain undistributed earnings of 50 percent or less owned investments accounted for by the equity method as of December 31,1998.

III. MARKETABLE EQUITY SECURITIES

Marketable  equity  securities are available for  sale.   Holding
gains  are  presented  in  stockholder's  equity.   Income  taxes
related to the gains are $41 in 1999, $446 in 1998, and $647 in 1997.

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

Management believes the current value far exceeds the historical cost to the old company and thus the Company has in its possession an asset of substantial worth that has no recorded cost in the financial statements. The Company also owns the trade name "Scottish Inns" and its value is not reflected in the financial statements.

K - INCOME TAX
The components of the provision for income taxes are as follows:

                                          1999          1998           1997
Current:
  Federal                            $  53,551       $   (296)     $ 17,205
  State, local, and franchise taxes      8,681           (126)        5,478

Total Current                           62,232           (422)       22,683
Deferred Book Tax (Benefit):
  Federal                               46,424          56,399       16,523
  State, local, and franchise taxes      8,783          17,303        5,792

Total Deferred                          55,207          73,702       22,315

Net Tax Expense(Benefit)            $  117,439       $  73,280      $44,998

The   reconciliation  of  the  differencebetween  the   federal
statutory  tax rate and the Company's effective tax  rate  is  as follows:

                                       1999           1998            1997
Federal statutory tax rate             38.3%          35.3%           38.5%
     Deferred severance pay              .6           (26.1)          24.0
     Undistributed earnings from
   Affiliates                                          21.9           0
     Capital loss carryover             6.6            9.6            0
     Net operating loss carryover     (14.1)         (33.1)          (55.2)
     Change in bad debt reserve        (1.3)          (3.4)            9.5
     Amortization of trademarks        (7.7)          (8.4)          (22.0)
     State taxes, net of
          Federal income taxes         (1.3)             0             2.4
     Penalties                                         0.7            15.4
     Nondeductible employee meals                      3.0             5.8

Other                                     .4            .3             1.2

Effective tax rate                     21.5%          (0.2)%         19.6%

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:

                                        1999           1998           1997
Current deferred income tax assets:
  Net operating loss carryover         $  4,454       $  2,951     $      0
  Change in reserve for bad debts      0                   0         16,039
  Deferred severance pay                  2,976          3,420        3,420
  Contribution carryover                     17             10            0

Total current deferred                 $  7,447        $ 6,381  $    19,459

Long-term deferred income tax assets:

  Net operating loss carryover          $     0       $ 26,166  $    68,316
  Change in reserve for bad debts        39,796         41,439       28,433
  Deferred severance pay                 35,650         39,915       73,446
  Capital loss carry forward             10,632         12,287            0

Total Long-term deferred               $ 86,078       $119,807   $  170,195

Long-term deferred income tax liabilities:
  Amortization on trademarks           $ 85,779       $ 72,319  $    62,242
  Installment sale                      102,138        102,138      102,138

Total long-term deferred               $187,917       $174,457   $  164,380

Hospitality International, Inc. incurred a net operating loss of $14,678 for federal income tax purposes in 1998. The net operating loss carryover expires in 2013. The Company also had a net operating loss of $7,479 which expires in the year 2014.

A  net  operating loss of $25,739 incurred in 1996 by Red  Carpet
Inns International, Inc. was used in    1997.

In 1996, Southern Scottish Inns, Inc. (SSI) had an unused net operating loss (NOL) carryover of $631,423. As a result of an IRS audit of SSI's 1996 tax return and SSI's amendment of its 1994 tax returns, this NOL was reduced by $291,998 and income tax receivables of $26,993 were recorded. SSI used $99,717 of the NOL in 1997 and $148,669 in 1998 leaving $91,809 which was applied against 1999 income taxes.

Listed below are the years, amounts and tax benefits of the net loss carryover:

                                         1999            1998        1997
Net operating loss utilized             $  91,809     $ 148,669     $ 125,456
Tax benefit                                19,270        46,672        36,769
Tax rate                                    21.0%         31.4%         29.3%

The Company and its subsidiaries file unconsolidated tax returns.
The entities are not subject to IRC SEC. 1563.

L - DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. Debt obligations consist of the following:

<CAPTION
     NOTES               MATURITIES                 1999            1998
    8% - 8.95%      2000 - 2011         $    323,874        $     340,170
    9% - 9.75%      2000 - 2007              391,377              791,200
   10% - 10.50%     2000 - 2011              143,408              374,496
     11%            2000 - 2008              504,994              535,957
  16.4% - 17.65%       2000                      703                5,275
 18.33% - 23.80%       2000                    2,842                6,646
     Variable       2000 - 2003              424,248              561,372

Total Debt Obligations                      1,791,446           2,615,116

Less:  Amounts Maturing
  Within one year                             482,843             693,387

Net Long-Term Notes                 $  1,308,603        $       1,921,729


Maturities of debt for the five years succeeding December 31, 1999 are as follows:

                         2000      $     482,843
                         2001           237,468
                         2002           192,731
                         2003           193,684
                         2004           172,317
                         Beyond         512,403
                         Total          $   1,791,446

The above notes include various restrictions, none of which are presently significant to the Company.

The  Company's mortgage on the corporate headquarters was payable
in  full  on  February 1,     1998.  However, the Company obtained
a bridge note through May 1, 1998 and negotiated a 5-year note on June 1, 1998.

The debt obligations are secured by assets on the consolidated balance sheet with a book value of $2,110,497 and a market value of $4,802,623.

There are no compensating cash balance requirements attached to any of the debt instruments.

M - OPERATING LEASES

The Company leases out as office space a portion of the corporate headquarters it owns. The allocated cost of the portion leased for 1999 and 1998 is $331,350 and $333,322 respectively and its allocated accumulated depreciation is $99,669 in 1999 and $80,688 in 1998. The Company also leases properties it owns in various states. These properties are recorded in Property and Equipment with a cost of $2,785,414 in 1999 with accumulated depreciation
of   $585,636   and   a  cost  of  $3,958,041 with accumulated
depreciation of $568,609 in 1998.

The  terms  of  lease agreements vary by tenant and circumstance;
however, all current lease agreements are for one year or less.

In 1997, the Company signed a four-year lease for a copier. The lease did not meet the requirements under FAS 13 for a capital lease and was recorded as an operating lease. Rental expense for 1999 was $7,551. Future minimum rental payments required through the year 2001 when the copier may be purchased for its market value are as follows:

          2000      $6,476
          2001      $1,619

The present value of the minimum lease payments is $7,580.

N - INDUSTRY SEGMENTS

The information about the Company's operations in different industries is as follows:

                                   1999             1998          1997
Sales to unaffiliated customers:

Franchising                       1,833,472     1,843,335       2,060,922
Financing & Investing               754,421       579,865         774,449
Leasing                             507,064       601,909         741,718

Net profit (loss):

Franchising                         14,957        12,582           60,832
Financing & Investing               16,342        (99,264)      (193,303)
Leasing                            190,748        196,363        266,360
Identifiable assets:

Franchising                       1,664,828     1,793,377       1,793,979
Financing & Investing            12,479,423    13,004,459      13,657,619
Leasing                           3,683,599     3,556,263       3,718,379

Depreciation expense:

Franchising                         71,292         76,512          86,917
Leasing                             72,219         72,021          75,014

Amortization expense:

Franchising                         21,079         21,079          21,079
Leasing                              1,817          1,966           1,583

Additions in property, plant and equipment:

Franchising                         12,883         44,558          51,438
Leasing                              1,971        153,464            4,504

In  the  Financing & Investing Segment, the Company has  included net income/(loss) from unconsolidated equity investments totaling
$(147,648) in 1999, $ (162,386) in 1998 and $(110,042) in   1997.

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
Leasehold Improvements               Term of lease

Depreciation  and  amortization expense was   $238,590  in  1999,
$284,656 in 1998, and  $273,173 in 1997.

P - RELATED PARTY TRANSACTIONS

In 1998, the Company wrote off its investment and loans to the dissolved partnership (See Investment in Unconsolidated Affiliates). The partnership assigned its mortgage receivable in satisfaction of the remaining principal and accrued interest due to the Company from the partnership (See Cash Flow).

The CEO of the Company is a partner in two of the investments in which there have been losses. He also has interests in two other
investments  (See Investments in Unconsolidated Affiliates).   In
1998, the Company invested $35,440 yielding a 15% interest in a corporation owned by the CEO. In 1999, the Company increased this
investment  to $118,896 yielding a 38% interest.   The  Company's
management   company  of  the  Company's  motels  transferred   a
receivable of $36,805 due from this company for lease payments in 1998 (See Cash Flow). In 1998, the note receivable due from the CEO was increased by credits of $31,010 for lease payments given
to  the  management company (See Cash Flow).   In  1999,  a
notepayable to a company owned 100% by the CEO was reduced by credits of $15,026 given to the management company for payments it made on behalf of a partnership in which the CEO has a 25%
and  the Company  a  50%  interest (See Cash Flow).     The
Company paid expenses in 1999 on behalf of one CEO in the amount of $5,707. This amount is included in Receivables-Affiliates. The CEO elected to forego an accrued severance pay of $121,205 in 1998. The write off is reflected in other income and reduced the Company's deferred tax asset (See Long-term Liabilities and Deferred Amounts). The Company also holds a mortgage in the amount of $590,138 from a corporation
in which the CEO is  a  50% shareholder.   The CEO's ownership of
the Company's common stock was 50.85% at December 31, 1999 and December 31,1998.

RELATED PARTY TRANSACTIONS - (Continued)

Included in Accounts Receivable-Affiliates are expenses totaling $140,281 in 1999 and $143,160 in 1998 for expenses the Company paid on behalf of Emerald Coast Cruises, Inc., the operating company for M/V Fantasea which is owned by Extasea Casino Cruises of No. Fla, Inc., an investment in which some of the directors
also   have   interests   (See  Investments   in   Unconsolidated
Affiliates). In 1998, $125,896 of the receivable was settled by selling a note payable and accrued interest due to the CEO to Extasea Casino Cruises of No. Fla, Inc. The sale of receivable gave rise to a credit balance, which was converted to a note payable to Extasea Casino Cruises of No. Fla, Inc. (See Cash
Flow). The receivable was increased at the end of the year by credits for lease payments given to the management company for payments of $143,160 it made on behalf of Emerald Coast Cruises, Inc. (See Cash Flow). In 1999, the note payable to Extasea Casino Cruises was paid off.

In 1998, a note payable due to an affiliated individual was reduced by $14,553 for expenses paid by the Company's management company on behalf of a partnership in which the Company has a 50% and the individual a 25% interest (See Cash Flow). Similarly, in 1999, the note was reduced by $12,352 and accrued interest payable by $2,494 for further payments for the partnership by the management company (See Cash Flow).

The   Company  increased  the  receivable  due  from  this   same
partnership by payments of $27,690 made by the management company.

In 1997, the Company wrote off a note payable of $2,589 due to an affiliate to income (See Cash Flow).

In 1997, a bonus for a past president was reinstated as a note payable for $32,833, which included accrued interest. In 1998, the Company paid $9,676 in principal and $3,079 in interest leaving a principal balance of $1,814 and accrued interest of $67 at December 31,1998. The note and accrued interest were paid off in 1999.

The following is a schedule of loans to related parties:

  RELATED      INTEREST            PRINCIPAL          ACCRUED INTEREST
   PARTY         RATE               BALANCE              RECEIVABLE
                              12/31/99   12/31/98     12/31/99    12/31/98
Individual        6%          $  2,500       0           0           0
Partnership
Mortgage         10%           586,791    586,740      85,676      36,356
Partnership      6% - 10%       17,264     17,264      19,567      20,157
CEO              6% - 10%       41,349     39,798      14,635      11,805
Corporation      10.75%        590,138    590,138      64,772      38,400

          Totals           $ 1,238,042 $1,233,940    $184,650   $ 106,718

The following is a schedule of loans from related parties:

  RELATED                INTEREST       PRINCIPAL      ACCRUED INTEREST
   PARTY  MATURITIES       RATE          BALANCE           PAYABLE
                                  12/31/99    12/31/98    12/31/98   12/31/99
Company   2000 - 2005      10%   $ 225,230   $ 240,256  $  92,580   $  78,033
Director    1999           12%           0       3,027         0          106
Individual 2000 - 2005     12%      81,801      81,801     29,315      19,499
CEO       2000 - 2005       6%     141,519           0          0           0
Individual 2000 - 2005     15%       7,579       9,792        568       6,632
Individual 2000 - 2005     13%      18,850      31,381     20,240      20,653
Company    2000 - 2005     10%           0      46,414          0           0
Individual       1999      10%         526         526        105          53

                        Totals     475,505     413,197   $143,078   $ 124,976
Less Amounts Maturing within
one Year                           118,327     133,885

  Net Long-Term Notes - Affiliates 357,178   $  279,312

Maturities of Long-Term:

               2000        $  118,327
               2001                0
               2002                0
               2003                0
               2004                0
               Beyond         357,178

               Total            $   475,505

Interest paid to related parties was $ 9,888 in 1999, $5,871 in 1998 and $3,230 in 1997.


Q - CAPITAL LEASES

Computers and hardware upgrades were purchased under two and three year lease agreements in 1997. All had bargain purchase options and were recorded as capital leases.

The equipment valuation (the same as its fair value) is as follows:

                                     1999               1998
          Computer Equipment      $ 13,285        $ 13,285
          Accumulated Depreciation (6,643)          (3,986)

          Book Value               $ 6,642        $  9,299

Minimum lease payments for each of the following years are:

                    2000     2,727
                    2001         0
                    2002         0
                    2003         0
                    2004         0


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

Legal fees paid during 1999, 1998 and 1997 were $194,207, $239,090 and $292,521 respectively.


S - STOCK ISSUANCE TO OFFICERS

In 1999, there was no stock issued.

In 1998, 280,000 shares of Red Carpet Inns International, Inc. common stock were exchanged for 15,555 shares of Southern Scottish Inns' common stock by directors. The issuance was valued at the fair market value ($1.25 per share) of Southern Scottish Inns' common stock. Minority Interest has been diluted by these stock swaps.

STOCK ISSUANCE TO OFFICERS - (Continued)

In 1997, 44,333 shares of Red Carpet Inns International, Inc., common stock were exchanged for 2,463 shares of Southern Scottish Inns' common stock by two directors and 24,300 shares were issued to directors and officers for board meeting attendance. The issuance was valued at the fair market value ($1.50 per share) of Southern Scottish Inns' stock.

T - LITIGATION SETTLEMENTS

From 1995 to 1999, the Company aggressively pursued its legal rights to its trademarks. It has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements. Settlements were reached on a number of lawsuits in all years that significantly increased the revenues of the Company. Attorney fees related to those settlements also increased in all years.

U - ADVERTISING COSTS

The franchising division collects advertising income to fund advertising services that are provided to benefit franchisees. Advertising costs are expensed as incurred with the exception of its semi-annual directories, which are amortized on a monthly basis.

Following is a summary of advertising income and advertising costs for the years ended December 31:

                                       1999         1998       1997
Advertising Income               $  302,979    $  309,499     $ 385,486
Advertising Costs                  (556,259)     (618,651)     (643,458)
Excess of Advertising Costs over
   Advertising Income            $ (253,280)   $ (309,152)    $(257,972)

V - CONTINGENCIES

The  amount  of accounts receivable in litigation or  collections
was  $163,339  at the end of 1999 and $145,267 in  1998.   It  is
management's   and  counsel's  opinion  that  the   chances for
collection are good.

The Company's franchising division pays commissions to its sales representatives on franchises sold. The Company policy is to pay the sales person based on receipts of royalties from the franchisee. The commissions are recognized as earned when the franchisee pays the royalty fees.

Estimated   contingent   commissions   for   future   years are
approximately  $27,521.   The turnover of  franchises  makes  the
likelihood of payment only reasonably possible; therefore, this amount has not been accrued.

CONTINGENCIES - (Continued)

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

In 1996, the Company had two secured mortgage notes classified as non-performing. They totaled $2,482,861 with accrued interest of $382,099 at December 31, 1996. On December 31, 1997, the Company foreclosed one of the mortgages and took back the land and motel for the amounts of the unpaid principal of $1,008,971 and accrued interest of $163,756. (The operating income of this motel is not included in the Company's income statement in 1997 nor were the two prior years' operating results available from the prior owners). In 1998, the motel was leased to a management company. In 1999, the land and motel obtained in 1997 by foreclosure was sold for $1,100,000. The remaining non-performing note totaled $1,473,990 at December 31, 1999 and 1998 with accrued interest of $182,602 at December 31, 1999 and $219,102 at December 31, 1998.
The fair market value of the property secured by this mortgage exceeds the balance of principal and accrued interest.

In 1998, the Company pledged one of its properties as security for a second mortgage on a building owned by the Houma Atrium Partnership. The book value and market value of the pledged property was $571,324 and $2,708,863 respectively at December 31, 1999 (See Investments in Unconsolidated Affiliates).

II.   FAIR VALUE OF FINANCIAL INSTRUMENTS

INVESTMENTS - It is not practicable to estimate the fair value of investments because there are no quoted market prices for its untraded common stock investments, and a reasonable estimate of fair value could not be made without incurring excessive costs.

MORTGAGES AND NOTES RECEIVABLE - The fair value of the mortgage and notes receivable was determined by management estimates of the property values that secure the mortgage notes. The fair value of these instruments is $6,956,583 at December 31, 1999 and $5,749,096 at December 31, 1998, the carrying values on the balance sheet.

LONG-TERM  DEBT   - The fair value of long-term debt  equals  the
carrying value. Fair values for these instruments are $2,266,951 in 1999 and $3,028,313 in 1998.

FINANCIAL INSTRUMENTS - (Continued)

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

IV.  YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the computer programs or hardware that have date - sensitive hardware or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000.

The   Company  addressed  year  2000  compliance  in  the  normal upgrading of its computer programs and replacement of defective hardware and had all systems in compliance by June 30, 1999. The
Company experienced no problems related to Y2K.


X- LONG-TERM LIABILITIES AND DEFERRED AMOUNTS
Escrow-Advanced Construction Draw represents unspent monies advanced for site preparation. Expenditures for the land improvements totaled $229,411 in 1997. There were no expenditures in 1998. In 1999, the land was sold to the to the party who had advanced these monies (See Cash Flow).

Deferred Severance Pay reflects amounts due to officers of the corporation which have been earned to date for continued service. Since the arrangement is not a qualified plan for federal income taxes, the expense recognized for financial statement purposes is not deductible for tax until paid. The deferral of this tax deduction is recognized as deferred tax asset (See Income Tax).


 Y - DISCONTINUED OPERATIONS

The furniture sales division of the Company was closed in February 1998. Gross profits derived from the furniture sales division are disclosed in Note C - Inventory. Losses from the operations of the division, net of tax benefits / (expenses) of $856 in 1999, $ 216 in 1998 and $(108) in 1997 were $2,693 in
1999,  $11,980 in 1998 and $27,186 in 1997.  Costs to  close  the division were minimal.