Form 10-Q
period 2000-03-31
SOUTHERN SCOTTISH INNS INC
filed 2000-04-17
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


     Quarterly report pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934.


          For the quarterly period ended March 31, 2000.

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

    Date                   Class                Outstanding


December 31, 1999       Common Stock          2,365,284 Shares


               SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                  March 31      December 31
                                    2000            1999
                                (unaudited)      (audited)

CURRENT ASSETS:
Cash                         $   27,970.88     $    75,253
Accounts Receivable - Net     1,235,591.46       1,124,962
Accounts Receivable - Affiliates568,988.12         580,403
Income Tax Receivable             9,310.00           9,310
Mortgages & Notes - Affiliates  186,119.12         121,240
Mortgages & Notes Receivable    539,743.97         688,072
Inventory                        40,535.99          40,819
Prepaid Expenses                 46,051.54          50,098
Loans - Employees                 5,923.94             213
Interest Receivable             475,005.12         464,505
Deferred Tax Asset                7,447.00           7,447

  Total Current Assets:     $ 3,144,687.14     $ 3,162,322


PROPERTY, PLANT & EQUIPMENT:

Land                        $ 1,515,117.93     $ 1,515,118
Buildings & Building
    Improvements              2,108,289.69       2,149,732
Furn. Fixtures & Equip.         568,195.40         561,128
Leasehold Improvements           44,346.44             331

  Total Prop. & Equipment:    4,235,949.46       4,226,309
Less:  Accum. Depreciation   (1,158,854.52)     (1,123,004)

  Total Prop. & Equip.(net):$ 3,077,094.94     $ 3,103,305

OTHER ASSETS:

Mortg. & Notes Receivable   $ 5,199,923.71     $ 5,030,468
Mortg. & Notes - Affiliates     873,896.72       1,116,802
Investments in
   Unconsolidated Affiliates    305,521.73         119,832
Investments in Affiliates       119,896.05         188,896
Investments in Real Estate      211,908.67         235,752
Trademarks - Net                 1,295,688       1,295,688
Organizational Costs              9,539.68           9,540
Deposits                          4,497.64           4,498
Deferred Tax Asset                3,625.50               0
Marketable Equity Securities     26,676.00          26,676

  Total Other Assets:       $ 8,051,173.70     $ 8,038,152

TOTAL ASSETS:              $ 14,272,955.78    $ 14,303,779


               SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDER'S EQUITY

                                  March 31      December 31
                                    2000           1999
CURRENT LIABILITIES:

Accounts Payable - Trade    $   127,477.03     $   106,097
Interest Payable                172,309.53         174,668
Taxes Payable                   107,762.11         179,260
Other Taxes Payable             183,215.61         189,683
Other Liabilities               472,516.89         546,982
Mortgages & Notes Payable       600,570.00         482,843
Mortgages & Notes Payable
   - Affiliates                 154,019.22         118,327
Deferred Severance Pay           12,000.00          12,000

  Total Current Liabilities:$ 1,829,870.39     $ 1,809,860

LONG TERM LIABILITIES

Mortgages & Notes Payable   $ 1,231,841.18     $ 1,308,603
Mortgages & Notes Payable
    - Affiliates                174,680.13         357,178
Escrow - Advance
    Construction Draw            16,729.90          15,000

  Total Long Term Liabilities 1,423,251.21       1,680,781

DEFERRED AMOUNTS

Deferred Income - Installment$ 1,511,361.00    $ 1,511,361
Deferred Income Taxes            187,917.00        101,839
Deferred Severance Pay           143,750.00        143,750

  Total Deferred Amounts:   $ 1,843,028.00     $ 1,756,950

Total Liabilities &
  Deferred Amounts:         $ 5,096,149.60     $ 5,247,591





Minority Interest               823,003.97         823,004

STOCKHOLDER'S EQUITY:

Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,349,729       $ 6,023,315.00     $ 6,023,315
Paid-In Capital                  42,201.00          42,201
Retained Earnings             2,167,668.00       2,167,668
Current Year's Income           120,618.21

  Total Stockholder's Equity  8,353,802.21       8,233,284


TOTAL LIABILITIES &
  STOCKHOLDER'S EQUITY:     $14,272,955.78     $14,303,779



               SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)


                                 FOR THE
                            THREE MONTHS ENDED
                                 March 31
          December 31

                                   2000            1999

                                                 (Audited)

REVENUES:

Franchising Revenues          $ 442,901.41     $ 1,833,472
Financing Revenues              115,329.67         620,325
Sale of Furniture                        0             439
Operating Lease Income          110,860.84         507,064
Gain on Sale of Assets           43,922.87         134,096
Investment Income                 1,100.00               0
Legal Settlement Income          48,875.24          62,356
Other Income                       8833.36         374,697

  Total Revenues:             $ 771,823.39     $ 3,532,449


COSTS AND EXPENSES:

Operating Expense
    - Franchise Division      $ 474,558.06     $ 1,595,417
Operating Expense
    - Financing & Investing     103,853.15       1,024,330
Cost of Sales - Furniture                0           4,174
Interest Expense                 51,973.78         256,347
Depreciation & Amortization      16,440.64         238,590
Investment Loss                          0         165,044

  Total Costs & Expenses      $ 646,825.63     $ 3,283,902

Income (Loss) from
   Continuing Operations Before
   Taxes & Extraordinary Items  124,997.76         248,547

Less: Provisions for-Inc. Taxes  (2,693.12)       (171,439)

Income (Loss) before
    Minority Interest            122,304.64         131,108

Less: Minority Interest- Inc.
   (Loss) of Cons. Subsidiaries    (1686.43)        (25,877)

NET INCOME (LOSS):             $ 120,618.21        $ 105,231



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


                                  SOUTHERN SCOTTISH INNS, INC.


Date:  April 13, 2000                             By:
                                            Jack M. Dubard, President
                                            (Chief Financial Officer)


Date:  April 13, 2000                             By:
                                            Mary R. Dubard, Corp.
                                            Secretary