Form 10-Q
period 2000-06-30
SOUTHERN SCOTTISH INNS INC
filed 2000-08-14
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q


              Quarterly report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934.


                    For the quarterly period ended June 30, 2000.

                          Commission file number 0-7107


                            Southern Scottish Inns, Inc.



                   LOUISIANA                            72-0711739
             (State or other jurisdiction of         (IRS Employer
              Incorporation or organization)
Identification No.)

                   1726 Montreal Circle, Tucker, Georgia
30084
                (Address of principal executive offices)   (Zip
Code)



       Registrant's telephone number, including area code   770-
938-5966


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

                                     ASSETS

                                          June 30
December 31
                                           2000
1999
                                        (unaudited)
(audited)

CURRENT ASSETS:
Cash                                    $    52,520          $
75,253
Accounts Receivable - Net                 1,213,067
1,124,962
Accounts Receivable - Affiliates            443,939
580,403
Income Tax Receivable                           .00
9,310
Mortgages & Notes - Affiliates               90,549
121,240
Mortgages & Notes Receivable                622,720
688,072
Inventory                                    40,819
40,819
Prepaid Expenses                             47,570
50,098
Loans - Employees                               .00
213
Interest Receivable                         455,009
464,505
Deferred Tax Asset                            4,471
7,447

Total Current Assets:                   $ 2,970,664            $
3,162,322

PROPERTY, PLANT & EQUIPMENT:

Land                                    $ 1,643,550            $
1,515,118
Buildings & Building Improvements         2,571,498
2,149,732
Furn. Fixtures & Equip.                     623,490
561,128
Leasehold Improvements                      152,107
331

Total Prop. & Equipment:                  4,990,645
4,226,309
Less:  Accum. Depreciation               (1,195,052)
(1,123,004)

Total Prop. & Equip. (net):             $ 3,795,593            $
3,103,305

OTHER ASSETS:

Mortg. & Notes Receivable               $ 4,644,950            $
5,030,468
Mortg. & Notes - Affiliates                 743,827
1,116,802
Investments in Unconsolidated Affiliates    375,565
119,832
Investments in Affiliates                   125,422
188,896
Investments in Real Estate                  235,752
235,752
Trademarks - Net                          1,295,688
1,295,688
Organizational Costs                          9,540
9,540
Deposits                                      4,498
4,498
Deferred Tax Asset                           46,282
0
Marketable Equity Securities                 27,131
26,676

Total Other Assets:                     $ 7,508,655          $
8,038,152

TOTAL ASSETS:                          $ 14,274,912           $
14,303,779

                    SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDER'S EQUITY

                                          June 30
December 31
                                           2000
1999
                                        (unaudited)
(audited)
CURRENT LIABILITIES:
Accounts Payable - Trade              $    304,297          $
106,097
Interest Payable                           175,233
174,668
Taxes Payable                               74,769
179,260
Other Taxes Payable                        304,028
189,683
Other Liabilities                          433,742
546,982
Mortgages & Notes Payable                  459,011
482,843
Mortgages & Notes Payable - Affiliates      53,229
118,327
Current Deferred Tax Liabilities                 0
0
Deferred Severance Pay                      12,000
12,000

Total Current Liabilities:             $ 1,816,309            $
1,809,860

LONG TERM LIABILITIES

Mortgages & Notes Payable              $ 1,102,062            $
1,308,603
Mortgages & Notes Payable - Affiliates     280,413
357,178
Escrow - Real Estate Taxes                  18,543
15,000

Total Long Term Liabilities              1,401,018
1,680,781

DEFERRED AMOUNTS

Deferred Income - Installment          $ 1,511,361            $
1,511,361
Deferred Income Taxes                      145,460
101,839
Deferred Severance Pay                     137,750
143,750

Total Deferred Amounts:                $ 1,794,571            $
1,756,950
Total Liabilities &
  Deferred Amounts:                    $ 5,011,898            $
5,247,591

Minority Interest                          823,004
823,004

STOCKHOLDER'S EQUITY:

Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,349,729                  $ 6,023,315           $
6,023,315
Paid-In Capital                             42,201
42,201
Retained Earnings                        2,167,668
2,167,668
Current Year's Income                      206,826

Total Stockholder's Equity               8,440,010
8,233,284

TOTAL LIABILITIES &
  STOCKHOLDER'S EQUITY:                $14,274,912
$14,303,779

                        SOUTHERN SCOTTISH INNS, INC. &
SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)

                                             FOR THE
                                        SIX MONTHS ENDED
                                             June 30
December 31
                                               2000
1999
                                            (Unaudited)
(Audited)

REVENUES:
Franchising Revenues                       $ 900,524            $
1,833,472
Financing Revenues                           218,110
620,325
Sale of Furniture                                  0
439
Operating Lease Income                       233,609
507,064
Gain on Sale of Assets                             0
134,096
Investment Income                                  0
0
Legal Settlement Income                      119,539
62,356
Other Income                                   8,776
374,697

Total Revenues:                           $1,480,558            $
3,532,449

COSTS AND EXPENSES:

Operating Expense - Franchise Division     $ 848,283            $
1,595,417
Operating Expense - Financing & Investing    243,228
1,024,330
Cost of Sales - Furniture                          0
4,174
Interest Expense                              89,458
256,347
Depreciation & Amortization                   72,048
238,590
Investment Loss                                    0
165,044
Loss on Sale of Property                           0
0

Total Costs & Expenses                    $1,253,017            $
3,283,902

Income (Loss) from Continuing Operations
Before Taxes & Extraordinary Items           227,541
248,547

Less:  Provisions for Income Taxes           (15,004)
(171,439)

Income (Loss) before Minority Interest       212,537
131,108

Less: Minority Interest Income (Loss) of
   Consolidated Subsidiaries                  (5,711)
(25,877)

NET INCOME (LOSS):                      $    206,826            $
105,231

NOTE TO FORM 10 Q

A summary of the registrant's significant accounting policies is set forth in
Note 1 to the consolidated financial statements of the registrant and its subsidiaries in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission, which report should be read in conjunction with this interim report.

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


                                             SOUTHERN SCOTTISH
INNS, INC.


Date:  July 13, 2000                         By:
                                             Jack M. Dubard,
President
                                            (Chief Financial
Officer)


Date:  July 13, 2000                         By:
                                             Mary R. Dubard, Corp.
                                             Secretary