Form 10-Q
period 2000-09-30
SOUTHERN SCOTTISH INNS INC
filed 2000-11-02
CIK 92284

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


         Quarterly report pursuant to Section 13 or 15 (d) of the
                     Securities Exchange Act of 1934.


            For the quarterly period ended September 30, 2000.

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
                                 CONSOLIDATED BALANCE SHEETS

ASSETS


September 30         December 31

2000                      1999

(unaudited)             (audited)
CURRENT ASSETS:

Cash
$  89,920             $    75,253
Accounts Receivable - Net                                         1,275,550
1,124,962
Accounts Receivable - Affiliates                                  669,826
580,403
Income Tax Receivable
9,310                       9,310
Mortgages & Notes - Affiliates                                     124,446
121,240
Mortgages & Notes Receivable                                      616,929
688,072
Inventory
40,819                   40,819
Prepaid Expenses
49,360                   50,098
Loans - Employees
 .00                         213
Interest Receivable
546,915                  464,505
Deferred Tax Asset
7,448                      7,447

  Total Current Assets:                                         $ 3,430,523
$ 3,162,322

PROPERTY, PLANT & EQUIPMENT:

Land
$ 1,660,306            $ 1,515,118
Buildings & Building Improvements                         2,679,155
2,149,732
Furn. Fixtures & Equip.
625,680                  561,128
Leasehold Improvements
44,448                         331

  Total Prop. & Equipment:                                    5,009,589
4,226,309
Less:  Accum. Depreciation                                     (1,257,500)
(1,123,004)

  Total Prop. & Equip. (net):                                  $ 3,752,089
$ 3,103,305

OTHER ASSETS:

Mortg. & Notes Receivable                                      $ 4,606,013
$ 5,030,468
Mortg. & Notes - Affiliates
573,947              1,116,802
Investments in Unconsolidated Affiliates                      199,832
199,832
Investments in Affiliates
125,432                 118,896
Investments in Real Estate
235,752                 235,752
Trademarks - Net
1,279,878              1,295,688
Organizational Costs
9,640                     9,540
Deposits
4,498                     4,498
Marketable Equity Securities
26,676                   26,676

  Total Other Assets:                                              $
7,061,668            $ 8,038,152

TOTAL ASSETS:                                                $ 14,244,280
$ 14,303,779


                                SOUTHERN SCOTTISH INNS, INC. & SUBSIDARIES
                                           CONSOLIDATED BALANCE SHEETS
                                  LIABILITIES AND STOCKHOLDER'S EQUITY

September 30          December 31
                                     2000                         1999
CURRENT LIABILITIES:

Accounts Payable - Trade                                          $
198,666           $   106,097
Interest Payable
197,798                174,668
Taxes Payable
144,858                179,260
Other Taxes Payable
204,878                189,683
Other Liabilities
232,090                546,982
Mortgages & Notes Payable
445,536                482,843
Mortgages & Notes Payable - Affiliates                           196,219
118,327
Current Deferred Tax Liabilities
0                           0
Deferred Severance Pay
12,000                  12,000

  Total Current Liabilities:                                     $
1,632,045          $ 1,809,860

LONG TERM LIABILITIES

Mortgages & Notes Payable                                     $ 1,150,557
$ 1,308,603
Mortgages & Notes Payable - Affiliates                           262,904
357,178
Escrow - Advance Construction Draw                            18,543
15,000
  Total Long Term Liabilities,                                    432,004
1,680,781

DEFERRED AMOUNTS

Deferred Income - Installment                                 $ 1,511,361
$ 1,511,361
Deferred Income Taxes
238,134                  101,839
Deferred Severance Pay
143,750                  143,750

  Total Deferred Amounts:                                    $ 1,893,245
$ 1,756,950

Total Liabilities &
  Deferred Amounts:                                              $
4,957,294            $ 5,247,591




Minority Interest
838,884                  823,004

STOCKHOLDER'S EQUITY:

Common Stock-No Par Value Auth.
5,000,000 Sh. Issued &
Outstanding 2,365,284                                              $
6,023,315             $ 6,023,315
Paid-In Capital
42,201                     42,201
Retained Earnings
2,167,668                2,167,668
Current Year's Income
214,918

  Total Stockholder's Equity                                     8,448,102
8,233,284


TOTAL LIABILITIES &
  STOCKHOLDER'S EQUITY:                           $14,244,280
$14,303,779

                           SOUTHERN SCOTTISH INNS, INC. & SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF INCOME
                                                             (UNAUDITED)

FOR THE
                                                                    NINE
MONTHS ENDED

September 30                     December 31

2000                                  1999

(Unaudited)                       (Audited)
REVENUES:

Franchising Revenues
$1,492,538                $ 1,833,472
Financing Revenues
408,014                       620,325
Sale of Furniture
0                              439
Operating Lease Income
336,062                       507,064
Gain on Sale of Assets
29,322                       134,096
Legal Settlement Income
78,175                         62,356
Other Income
39,349                       374,697

  Total Revenues:
$2,383,460                     $ 3,532,449


COSTS AND EXPENSES:

Operating Expense - Franchise Division                 $ 1,353,073
$ 1,595,417
Operating Expense - Financing & Investing                 400,986
1,024,330
Cost of Sales - Furniture
0                          4,174
Interest Expense
139,935                     256,347
Depreciation & Amortization                                        134,496
238,590
Investment Loss
0                     165,044
Loss on Sale of Property
0                                0

  Total Costs & Expenses                                       $ 2,028,490
$ 3,283,902

Income (Loss) from Continuing Operations
Before Taxes & Extraordinary Items                              354,970
248,547

Less:  Provisions for Income Taxes                               (124,172)
(117,439)

Income (Loss) before Minority Interest                          230,798
131,108

Less: Minority Interest Income (Loss) of
   Consolidated Subsidiaries
(15,880)                    (25,877)

NET INCOME (LOSS):                                           $ 214,918
$ 105,231




                                          SOUTHERN SCOTTISH INNS, INC.
                         CONSOLIDATED STATEMENT OF INCOME (CONTINUED)
                                (Unaudited)

Nine Months

Ending
INCOME (LOSS) PER SHARE                              9-30-00
1999
Income (Loss) per Share from Operations
     before Taxes and Minority Interest           $             .15
$          .11
Income (Loss) per share before Minority
    Interest                                                          $
 .10                          $          .06

Basic Net Income (Loss) per Common
    Share                                                             $
 .09                          $         .04


Average Shares Outstanding                             2,365,284
2,365,284




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


















Item 7.  Exhibits and Reports on Form 8-K.

             No exhibits are required to be furnished in accordance with 17 C.F.R. Section 229.601.



                                SIGNATURES
                            (Originals on File)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly causedthis report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                                SOUTHERN
SCOTTISH INNS, INC.


Date:  October 31, 2000
By:

Jack M. Dubard, President

(Chief Financial Officer)


Date:  October 31, 2000
By:

Mary R. Dubard, Corp.

Secretary