Form 10-K
period 2000-12-31
SOUTHERN SCOTTISH INNS INC
filed 2002-09-19
CIK 92284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




Annual Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

Commission File number 0-7107
Southern Scottish Inns, Inc.

A Louisiana Corporation
IRS No.  72-0711739
1726 Montreal Circle
Tucker, Georgia 30084
(770) 938-5966


Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _______     No          X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliated of the registrant on December 31, 2000 was $715,869 aggregate market value shall be computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliated was computed as 954,492 shares.

The number of shares outstanding of the Registrant's Common Stock as of December 31, 2000, was 2,366,395 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

            Definitions:  The "Company", the "Registrant" and the "Fiscal Year"

When used in this Annual Report, the "Company," unless the context indicates otherwise, refers to Southern Scottish Inns, Inc. and its subsidiaries on a consolidated basis. The "Registrant" refers to Southern Scottish Inns, Inc. as a separate corporate entity without reference to its subsidiaries. The "Fiscal Year" refers to the year ended December 31, 2000, which is the year for which this Annual Report is filed. The items, numbers and letters appearing herein correspond with those contained in Form 10-K of the Securities and Exchange Commission, as amended through the date hereof, which specifies the information required to be included in Annual reports on such Form. In accordance with General Instructions C(2) to Form 10-K, the information contained herein is, unless indicated herein being given as of a specified date or for a specified period, given as of December 31, 2000 and referred to "as of this writing"

PART I

Item 1.  Business

(a)  General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. The table below shows the various different business holdings for the last five years.

                            12/00     12/99     12/98     12/97       12/96
Motel Franchises Held - Total   253        228      227       239       262
Master Host Inns                  2          2        4         5        12
Red Carpet Inn                  102         98       96        95       107
Scottish Inns                   129        118      120       126       128
Downtowner Inns                   5          2        2         2         4
Passport Inns                    15          8        5        11       11


Motel Operated - Total            0          0        0         0        0
Master Host Inns                  0          0        0         0        0
Red Carpet Inn                    0          0        0         0        0
Scottish Inns                     0          0        0         0        0
Independent                       0          0        0         0        0


Motel Owned and Leased To
Operators - Total                 4          3        4         3        4
Master Hosts Inns                 0          0        0         1        1
Red Carpet Inn                    1          1        1         1        1
Scottish Inns                     2          2        2         2        1
Independent                       1          0        1         0        1


Free Standing Restaurants
Owned                             0          0        0         0        0
Leased In - Note 1                0          1        1         1        1
Operated                          0          0        0         0        0
Subleased - Note 1                0          1        1         1        1
Vacant                            0          0        0         0        0

Wrap Around Mortgages or Other
Types of Financing Held          10         13       13        13       13

Parcels of Land Held for Investment
or Development                    6          6        6         6        5

Note 1:
One property leased from a third party was being operated as a restaurant by Company's sub-lessee.

(b)     Segment Information

The Company identifies its significant industry segments as set forth in the table below. All revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible.

Segment Information For the Year Ending December 31,


                               2000                 1999                1998
Franchising:
     Revenues               1,772,185          1,833,472              1,843,335
    Operating Profit (Loss)    31,598            14,957                  12,582

Financing & Investing:
     Revenues                 676,706           754,421                 579,865
    Operating Profit (Loss)    18,371            16,342                (99,264)

Leasing:
     Revenues                 450,667           507,064                 601,909
    Operating Profit (Loss)   136,918           190,748                 196,363

(c)     Description of Business

(I)     Products and Services

The Company's franchise division offers advertising, reservation, group sales quality assurance and consulting services to motel owner/operators.

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

(VI)   Working Capital

The Company's financing receipts are comprised primarily of interest which does not become reflected on its balance sheet until after it is earned, whereas its payments on underlying debts are comprised primarily of principal reduction and the portion which will be returned over the next twelve months is reflected on the balance sheet as a current liability. Because of this, the Company believes a current ratio of less than one to one is appropriate for its business. However, the Company continues to, among other things, (1) reduce and contain overhead costs, (2) seek to dispose of underproductive assets, and (3) seek the most advantageous financing terms available

(VII)   Customers

The Company's business of franchising motels is contingent upon its being able to locate qualified property owner- operators who are seeking national affiliation. Through use of its franchise sales force, the Company has not experienced insurmountable difficulty in locating independent motel owner-operators or owner-operators seeking to change national affiliation nor does it anticipate any such difficulty in the future. However, more franchisors are offering multi-level brands, resulting in more downscaling conversions into the economy lodging sector and, therefore, providing more competition. Likewise, the Company's financing division requires that it locate qualified owner-operators or investors for its properties. Because of its franchise affiliations the financing division has not experienced, nor does it anticipate experiencing too much difficulty in locating qualified investors to purchase its developed properties. However, due to the Company's desire to limit the loans it holds to a manageable number and because third party or institutional financings for used motel properties are difficult to arrange, once a property is sold the Company carries the entire financing package and accordingly, each individual loan represents a larger portion of portfolio than it does with traditional lending institutions. Therefore, the continued performance of each existing loan may be material to the operation of the financing division.

(VIII)   Backlogs - Not Applicable.

(IX)     Government Contracts

The Company is not involved in, nor does it anticipate becoming involved in, any government contracts.

(X)  Competition

The Company's franchising, leased lodging and leased food service divisions each compete with other similar businesses, many of which are larger and have more national recognition than the Company. Each of these divisions competes on the basis of service and price/value relationship.

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

(XII)  Environmental Protection

The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent which would reasonably be expected to cause material capital expenditures for compliance, so far as in known. However, it is possible that an approximately five and three-tenths (5.09) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may under the new guidelines, be determined to be in part "wetlands." If so, its use and value would be adversely affected. On January 27, 1995, 3.2 acres contiguous to said tract were sold at a consideration undiminished by the wetlands issue; the value of the remaining 5.09 acres, therefore, may not be diminished. The 5.09 acre tract is carried on the Company's books at $55,647.

(XIII)  Employees

  Division                              12/00        12/99            12/98
  Lodging Leased to Outsiders - Note 3     62           69               109
  Franchise Division                       28           32               40
  Administrative & Finance                  6            6                7
         Total                             96          107               156

Note 3:
These are not employees of the Company at date of this writing, since operations are leased out but are given for comparative purposes.

(d)     Foreign Operations

The Company is not currently involved in any business operations outside of the United States of America, except through its franchising division, which does limited business in Canada and has one franchise in the Bahamas and two in Jamaica.

Item 2 Properties

The following table sets forth certain information, as of this writing, concerning properties on which the Company holds notes secured by mortgages and other types of financing instruments held by the Company:

Location        Description        Amount Receivable       Underlying Mortgages

Bald Knob, AR    42 Room Hotel             236,281.89                -0-

Gulfport, MS    Office & Warehouse Bldg.   154,975.00                -0-

Jacksonville, FL   144 Room Motel          1,476.989.51              -0-
(Lane Road)

Jacksonville, FL      120 Room Motel       1,100,000.00              -0-
(Arlington Road)

McComb, MS              51 Room Motel        269,052.61         2,318.04

Marrero, L              100 Room Motel       427,539.13              -0-

Morgan City, LA          49 Room Motel       259,048.55              -0-

Natchez, MS             100 Room Motel       694,322.48              -0-

Register, GA       40 Room Motel (2nd Mtg.)  176,686.56              -0-

Sabine Pass,  TX          30 Room Motel      287,560.74               -0-

The following table sets forth certain information, as of this writing, concerning motel properties owned by the Company and under management contract or leased to Operators.


Location                    Description                      Mortgage Balance
Houma, LA  Note 4.         120 Room Motel           $              56,600.26

Marietta, GA  Note 4.      154 Room Motel                         504,130.39

New Iberia, LA             100 Room Motel                         137,703.79

Vicksburg, MS  Note 4.     100 Room Motel                         232,890.90

Jacksonville, FL
(Arlington Road) Note 4    120 Room Motel                                -0-

Note 4:
These properties, are leased to First Hospitality Management Corporation, a corporation owned by Timothy J.DeSandro, a former employee of the Company.


The following table sets forth certain information, as of this writing, concerning other properties owned by the company.

Location                    Description                        Mortgage Balance
Atlanta, GA               Warehouse, on two parcels of land    184,240.41
                         (1.2 Acres), 22,220 square feet
                        , heated & air conditioned including
                        1,300 square feet of showroom/office.


Gulfport, MS              Unimproved land (4) lots in City of
                          Gulfport                         $        8,048.27


Jackson County, MS        Two parcels of land, unimproved,          1,803.67
                          held for investment

Madison County, MS        3.0 acre tract of land at Ross Barnett  $300 per month
                          Reservoir on which was a night club         land lease
                          when property was acquired.  The
                          building had been untenantable, was
                          deemed to be economically unfeasible to
                          repair and was recently razed.  Land is
                          leased from the Pearl River Valley
                          Water Supply District and the leasehold
                          is marketable approved assignment, sublease
                          or redevelopment.


Pass Christian, MS.        46 Residential lots located
                           in Blue Lake Subdivision.                      -0-
                           Held for investment.


Pass Christian,            Partially improved water-front property..   78,170.14

Item 3     Legal Proceedings

None


PART II

Item 5     Market for Registrant's Common Equity Securities and Related Matters

(a) The common stock, no par value, of the Registrant is traded on the Over-the-Counter market. The following table sets forth the range of per share bid and asked price quotations during the periods indicated. The following represents quotations between dealers, and do not include retail mark-ups, markdowns, or other fees or commissions, and do not represent actual transactions.

                        Bid Price                               Asked Price
2000               High            Low                       High           Low
1st Quarter    $  .75             $  .75                   $1.00          $1.00
2nd Quarter    $  .75             $  .75                   $1.00          $1.00
3rd Quarter    $  .75             $  .75                   $1.00          $1.00
4th Quarter    $  .75             $  .75                   $1.00          $1.00


                       Bid Price                                 Asked Price
1999             High              Low                     High             Low
1st Quarter     .75            $  .75                     $1.00           $1.00
2nd Quarter     .75            $  .75                     $1.00           $1.00
3rd Quarter     .75            $  .75                     $1.00           $1.00
4th Quarter  $  .75            $  .75                     $1.00           $1.00

(b) As of this writing there are approximately 758 shareholders of the Registrant's common stock, plus those held in brokerage houses.

(c) No cash dividends have been paid on the Company's common stock during the two most recent Fiscal Years and none anticipated to be paid in the foreseeable future.


Item 6     Selected Financial Data

The following table summarizes selected financial data of the Company for the past five Fiscal Years. It should be read in conjunction with the more detailed consolidated financial statements of the Company appearing elsewhere in this Annual report.

             2000         1999             1998            1997             1996
REVENUE $  3,758,786    3,532,449       3,814,986      4,396,435       4,911,874
NET INCOME    90,118      105,231          81,538         30,443       (815,303)

EARNINGS PER
SHARE           0.04       0.04             0.03            0.01          (0.35)

TOTAL ASSETS   4,290,017   14,303,779   14,924,365       15,370,061    5,084,285

LONG TERM DEBT  1,552,248   1,680,781    2,301,241        2,726,135    2,978,560

STOCKHOLDERS'
EQUITY          8,322,502   8,333,184    8,127,606        8,024,850    7,946,090

CASH DIVIDENDS
PER SHARE          -0-       -0-            -0-             -0-              -0-

Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations


Summary of Operations for the Year Ending 2000, 1999, 1998 and 1997;

                      2000              1999              1998           1997
TOTAL ASSETS       14,290,017        14,303,779      14,924,365       15,370,061
TOTAL EQUITY
CAPITAL             8,322,502         8,233,184       8,127,606        8,024,850
OPERATING INCOME    3,758,786         3,532,449       3,814,986        4,396,435
OPERATING EXPENSE   3,622,840         3,283,902       3,656,215        4,308,860
INCOME BEFORE TAXES   135,946           248,547         158,771           87,575
INCOME TAXES          (29,535)        (117,439)        (73.280)         (44,998)
NET INCOME             90,118           105,231          81,538           30,443
NET INCOME PER SHARE     0.04              0.04            0.03             0.01

Results of Operation:
The Company's operations are comprised of three main components: Franchising financing and investments, and leasing. The following discussion presents an analysis of results of operations of the Company for the years ended December 31, 2000, 1999,1998 and 1997.

The preceding chart reflects the most recent four years of the Company's operations. In 1999 operations resulted in income, before income taxes of $248,547, compared to $158,771 in 1998, and $87,575 in 1997. In 1995, the
Company recognized a gain of $738,833 from an ownership in a partnership. The recognition of the gain was deferred until 1996 for tax purposes. The partnership was undecided as to whether it would liquidate the proceeds or reinvest the monies. In 1996, the partnership decided to distribute the monies. The capital received by the Company did equal the Company's investment in the partnership. However, a loss of $699,346 was recognized on the income statement. Also, in 1996 the Company wrote off outstanding loans in the amount of $594,808. Those write-offs were to companies in which the Company had vested interests.

Franchising revenues rose slightly over 1998, as did the number of franchises (0.44%), although the number or rooms available within the system decreased slightly (4.3%). These relatively flat numbers are due to increased competition from other franchisors offering mutli-level brands, resulting in more down-scaling conversions into the economy lodging sector, also, the company has become more stringent in its requirements, relating to franchises in the areas of quality assurance and financial reporting. Along with the slight increase in revenues, the Franchise Division has decreased its administrative cost 18.0% between 1999 and 1998 and by 9.0% between 1998 and 1997 and 7.5% between 1997 and 1996. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreement. Revenues in this area generated gross revenues of $62,356 in 1999, $334,028.85 in 1998, $435,570 in 1997, and $100,741 in 1996.

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

Liquidity:

The question of liquidity should not be an issue in the near future. The non -affiliated entity leasing properties from the Company is in arrears in its lease payments. The company has taken steps calculated to insure payments from the leasee are brought current. If cash requirements became an issue, any of the notes could be sold at a discount. However, there is not reason to believe this will be required.




Capital Resources

 (I) No material commitments for capital expenditures are planned other than any possible purchases or development of properties through the financing division.

(II) The trend in capital resources has resulted in a gradual tightening of credit with regard to new motel construction but continues tighter with regard to older properties. This has forced more sellers of older properties into the seller-financed arena creating more competition for the Company in its Finance and Development Division. This fact, coupled with lower credit on the new property construction side, has meant less profitable opportunities for the
Company.Item 8        Financial Statements and Supplemental Data

The financial statements and financial statement schedules filed as part of the Annual report are listed in Part IV, Item 14 below.

Item 9        Disagreements of Accounting and Financial Disclosures

None.


Part III

Item 10        Directors and Executive Officers of the Registrant

The Following persons are the directors and the executive officers of the Registrant.


                                                          POSITION and TERM
NAME                                  AGE                 WITH REGISTRANT

Bobby E. Guimbellot                    60                  CEO - 26 Years
                                                         Director - 28 Years

Michael M. Bush                        52                  Director - 19 Years

Jack M. Dubard                         69                  President - 7 Years
                                                           Director - 12 Years

C. Guy Lowe, Jr.                       65                  Director - 28 Years

Gretchen W. Nini                       53                  Director - 14 Years

Harry C. McIntire                      71                  Chairman - 7 Years
                                                           Director - 24 Years

Richard A. Johnson                     56                  Director - 11 Years

Melanie Campbell Hanemann              45                  Director - 10 Years

John L. Synder, Jr.                    74                  Director - 10 Years

Melinda P. Hotho                       38                  Director - 7 Years

The Board of Directors of the Company held no regularly scheduled meeting in 2000.

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

John L. Snyder, Jr. is recently retired from his position as manager of engineering at Mid-America Transportation Company. Mr. Snyder had more than thirty years experience in marine operations. He previously held administrative or managerial positions with Wisconsin Barge Line, Walker Boat Yard and Mid-outh Towing Company.


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

Item 11  Executive Compensation

For services rendered in all capacities to the Company and its subsidiaries during the Fiscal Year ended December 31, 1999, the Company paid aggregate cash compensation in the amount of $75,000 to Mr. Guimbellot, the Registrant's. Chief Executive Officer. In 1999, the Company paid aggregate cash compensation in the amount of $91,487.42 to Mr. Dubard, who for said period was Registrant's president. The Company provides Messrs. Guimbellot and Dubard with automobiles and does not require them to account for the personal use, if any, of the automobiles. The personal uses are not included in the compensations reported above. However, the Company estimates that the amount, which cannot be specifically or precisely ascertained, does not exceed 10% of the aggregate compensation, paid and unpaid, reported above.

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

Name and Address of      Amount and Nature of                   Present
Beneficial Owner         Beneficial Ownership        Percent of Class - Note 5
Bobby E. Guimbellot            1,202,797                        50.85%
1726 Montreal Circle
Tucker, Georgia 30084        Note 6

Harry C. McIntire               161,289                          6.82%
Roswell, Georgia             Note 7

Note 5:
Based on 2,366,395 shares outstanding.

Note 6:
Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Ms. Campbell shares voting rights as to Industrial Funds shares with Mr. Guimbellot. Mr. Snyder shares voting rights as to Shelly Plantation with Mr. Guimbellot.

Note 7:
Voting and investment power on 113,331 shares are shared with his wife.


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

Name of                     Amount and
                             Nature of                     Present
Beneficial Owner        Beneficial Ownership        Percent of Class - Note 8
Michael W. Bush  Note 9           3,611                          .15%
Jack M. Dubard  Note 10           8,907                          .38%
Bobby E. Guimbellot  Note 11  1,202,797                        50.85%
Melanie Campbell Hanemann         2,600                          .10%
Melinda P. Hotho                  1,200                          .05%
Richard A. Johnson               21,200                          .90%
C. Guy Lowe, Jr.                  1,335                          .05%
Harry C. McIntire  Note 12      161,289                         6.82%
Gretchen W. Nini   Note 13        4,801                          .20%
George O. Swindell                1,563                          .06%
John L. Snyder, Jr.               2,600                          .10%
                                ________                       ______
                               1,411,903                       59.66%

Note 8:
Based on 2,366,395 shares outstanding.

Note 9:
Includes 250 shares in the name of his minor son.

Note 11:
Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc.
 Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by LiftBoats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Melanie Campbell, the Secretary of Western Wireline Services, Inc., shares voting and investment powers with respect to the 35,238 shares owned by Industrial Funds. John L. Snyder Jr. shares voting and investment powers with repeat to the 361,405 shares owns by Shelly Plantation

Note 10:
Includes 513 shares in the name of his wife.

Note 12:
Voting and investment powers on 113,331 shares are shared with his wife.

Note 13:
Includes 639 shares in the name of her minor child.


Item 13  Certain Relationships and Related Transactions

Pan American Hospitality

From time to time, and on an as needed basis, the Registrant and the Company made advances or loans to Pan American Hospitality, a partnership composed of Red Carpet Inns International, Inc. (a subsidiary of the Registrant), Bobby E. Guimbellot, the Registrant's CEO, Emilee Guimbellot (Mr. Guimbellot's mother), Western Wireline Services, Inc. (an oil field service company belonging to Mr. Guimbellot), Mildred Puckett, Mary R. Dubard (wife of Jack M. Dubard, Registrant's President) and two unrelated individuals. As of December 31, 1997, these advances totaled $300,752.55 and either by direct advancements or inter-ompany transfer said receivable is held by Red Carpet Inns International, Inc., which as disclosed is a partner of the debtor and which holds a first mortgage on the motel which is the partnership's major asset. The motel was sold in 1996 with seller financing. Pan American Hospitality dissolved in 1998. The Company's negative investment was written off against receivables due from the Partnership. The Partnership assigned its mortgage receivable to the Company in satisfaction of the remaining balance of principal and accrued interest due to the Company.


PART IV

Item 14        Exhibits, Financial schedules and Reports on Form 8-K

(a) Listed below are the following documents which are filed as a part of this Annual Report.

1.  Financial statements
          Auditor's Report.  Note 14
          Consolidated balance sheets of the Company as of December 31, 2001, and 2000.
          Consolidated statements of changes in cash flow of the Company for the Fiscal Years ended
          December 31, 2000 and 1999
          Notes to consolidated financial statements.

2.  Exhibits.  The exhibits filed as part of the Annual report are listed on the exhibit index which immediately precedes and is bound with such exhibits.

(b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Annual Report.


Note 14:
For the company's fiscal years of 1985 through 1990, our Auditor was Robert M. Mosher, C.P.A. of Biloxi, of Mississippi. For the Company's fiscal years of 1991 through 1992, our Auditor was the firm of Fountain, Seymour, Mosher & Associates of D'Iberville, Mississippi. In February of 1994 (See Item 7, Capital Resources (I)), Registrant and Company moved to the Atlanta area. About such time and in connection with future audits, the decision was made to change auditors and to employ Robert J. Clark of Roswell, Georgia. Mr. Clark had done the Company's Audits for 1983 and 1984. Mr. Clark had done the Audits of 1992 and 1993 for Red Carpet Inns International, Inc., an affiliate of Registrant.
 Mr. Clark has done the Audits for Hospitality International, Inc., a partially owned subsidiary of Registrant, continuously since 1982. From 1994 and for the foreseeable future, Mr. Clark has done and will do the audits for Southern Scottish Inns, Inc., Red Carpet Inns International, Inc. and Hospitality International, Inc. In accordance with the SEC PRACTICE SECTION of the A.I.C.P.A., a partner other than the partner in charge must perform a concurring review of the audit report. When the firm is a sole proprietorship, an outside qualified professional must be utilized and one was so utilized.


SIGNATURES
(Originals on file)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SCOTTISH INNS, INC.
(Registrant)




By:_____________     _______      By:______________________________   ____
   Bobby E. Guimbelott     Date           Jack M. Dubard       Date
    Chief Executive Officer                        President & CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FOR THE BOARD OF DIRECTORS:




  _________________     _______       ____________________     _______
 Michael M. Bush        Date            Richard A. Johnson     Date
  Director                                  Director


  _________________     _______       ____________________     _______
 Melanie C. Hanemann    Date           C. Guy  Lowe, Jr.      Date
        Director                                  Director


  _________________     _______       ____________________     _______

  Jack M. Dubard          Date           Harry C McIntire      Date
   Director                                  Director

  _________________     _______       ____________________     _______
 Bobby E. Guimbello      Date           Gretchen W. Nini      Date
irector                                      Director


  _________________     _______       ____________________     _______
 George O. Swindell     Date             John Snyder          Date
  Director                                     Director

















SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                    TABLE OF CONTENTS

                                                               PAGE NO.
INDEPENDENT AUDITOR'S REPORT                                      2
FINANCIAL STATEMENTS
     CONSOLIDATED BALANCE SHEETS                                3-4
     CONSOLIDATED STATEMENTS OF INCOME                          5-6
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY              7
     CONSOLIDATED STATEMENTS OF CASH FLOWS                      8-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    10-27

Board of Directors
Southern Scottish Inns, Inc.


INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended December 31, 2000, in conformity with generally accepted accounting principles.



ROBERT J. CLARK, PC, CPA
Certified Public Accountants
Roswell, Georgia
May 31, 2001




SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS
CURRENT ASSETS                               2000                 1999
Cash
                                            54,612             $75,253
Accounts Receivable-Net (Note G)         1,234,991           1,124,962
Accounts Receivable-Affiliates
(Note G and P)                             502,649             580,403
Income Tax Receivable (Note K)                $0                 9,310
Mortgages & Notes-Affiliates
(Note G and P)                              82,919             121,240
Mortgages & Notes Receivable
(Note G)                                    807,673            688,072
Inventory (Note C)                           40,749             40,819
Prepaid Expenses                             69,256             50,098
Loans - Employees (Note H)                     0                   213
Interest Receivable                         612,246            464,505
Net Deferred Tax Asset (Note K)              28,776              7,447

TOTAL CURRENT ASSETS                      3,433,871          3,162,322

PROPERTY AND EQUIPMENT (Note O)

Land                                      1,649,726          1,515,118
Buildings & Building Improvements         2,587,634          2,149,732
Furniture, Fixtures & Equipment             569,412            561,128
Leasehold Improvements                       41,773                331
Total Property & Equipment                4,848,545          4,226,309

Less: Accumulated Depreciation           (1,248,451)       (1,123,004)

PROPERTY AND EQUIPMENT - NET              3,600,094          3,103,305

OTHER ASSETS
Mortgages & Notes Receivable              4,785,076          5,030,468
Mortgages & Notes-Affiliates (Note P)     1,010,132          1,116,802
Investments in Unconsolidated
Affiliates (Note I)                       (233,345)            199,832
Investment  - Affiliate                    124,899             118,896
Investment in Real Estate                  217,964             235,752
Trademarks - Net (Notes J and P)         1,252,859           1,295,688
Organization Cost                            7,822               9,540
Deposits                                     4,498               4,498
Deferred Tax Asset                          61,603                   0
Marketable Equity Securities,
Carried at Market                           25,210              26,676

TOTAL OTHER ASSETS                       7,256,718           8,038,152

             TOTAL ASSETS              14,290,683           14,303,779




SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2000 AND 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

                                       2000                       1999
CURRENT LIABILITIES
Accounts Payable - Trade             $281,416                  106,097
Interest Payable                      241,363                  174,668
Taxes Payable                         160,486                  179,260
Other Taxes Payable                   311,630                  189,683
Other Liabilities                     332,975                  546,982
Mortgages & Notes Payable (Note L)    396,617                  482,843
Mortgages & Notes Payable-
Affiliates (Note P)                   118,327                  118,327
Deferred Severance Pay (Note X)        14,250                   12,000
TOTAL CURRENT LIABILITIES           1,857,064                1,809,860

LONG-TERM LIABILITIES
Mortgages & Notes Payable (Note L)  1,223,658                1,308,603
Mortgages & Notes Payable-
Affiliates (Note P)                   327,619                  357,178
Escrow - Advance Construction Draw
(Note X)                                  971                   15,000
TOTAL LONG-TERM LIABILITIES         1,552,248                1,680,781


DEFERRED AMOUNTS
Deferred Income-Installment        1,485,071                 1,511,361
Deferred Rent Income                     450                         0
Net Deferred Tax Liability            66,552                   101,839
Deferred Severance Pay (Note X)      167,500                   143,750
TOTAL DEFERRED AMOUNTS             1,719,573                 1,756,950

TOTAL LIABILITIES &
DEFERRED AMOUNTS                  5,128,885                  5,247,591
MINORITY INTEREST (Note A)          839,296                    823,004
STOCKHOLDERS' EQUITY

Common Stock- no par value, Authorized 5,000,000 shares, Issued &
Outstanding 2,366,395 year ended 2000 and 2,365,284 for 1999
                                   6,023,981                 6,023,315
Additional Paid in Capital            42,201                    42,201
Retained Earnings                  2,256,320                 2,167,668
TOTAL STOCKHOLDERS' EQUITY         8,322,502                 8,233,184
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                            14,290,683                14,303,779

SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             2000             1999                1998
REVENUES
Franchising Revenues       1,772,185       1,833,472         1,843,335
Financing Revenues           584,278         620,325           572,201
Sale of Furniture                 21              39            19,519
Operating Lease Revenues     450,667         507,064           601,909
Gain on Sale of Assets         7,607         134,096               649
Investment Income             84,821             0               7,015
Contract Negotiated Revenues 534,363          62,356           334,029
Other Income                 324,844         374,697           436,329

TOTAL REVENUES             3,758,786       3,532,449         3,814,986

COST & EXPENSES

Operating Expense-Franchise
Division                   2,126,044       1,595,417         1,950,467
Operating Expense-Financing &
Investing                    911,463       1,024,330           916,328
Cost of Sales -Furniture
Sales                             45           4,174            14,233
Interest Expense             237,610         256,347           310,851
Depreciation &
Amortization                 215,569         238,590           284,656
Investment Loss              132,109         165,044           179,680


TOTAL COST & EXPENSES      3,622,840       3,283,902         3,656,215

Income (Loss) from
Continuing Operations
before Taxes & Minority
Interest                     135,946        248,547            158,771
Less:   Provisions for
Income Taxes (Note K)        (29,535)      (117,439)          (73,280)

Income (Loss) before Minority
Interest                      106,411      131,108              85,491

85
Less: Minority Interest
in Income (Loss) of
Consolidated Subsidiaries    (16,293)     (25,877)             (3,953)

NET INCOME (LOSS)             90,118      105,231               81,538



SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


INCOME (LOSS) PER SHARE              2000           1999           1998

Income (Loss) per Share
from Operations before Taxes
and Minority Interest             $   06          $ .11             .07
Income (Loss) per Share before
Minority Interest                   $.04           $.06         $   .04

Basic Net Income (Loss) per
Common Share                        $.04          $ 04              .03

Average Shares Outstanding       2,366,395    2,365,284       2,356,949



SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Number of               Common             Additional     Retained
Common Shares           Stock               Paid In       Earnings
Outstanding                                 Capital


Balance
December 31,
 1997          2,349,729          6,003,871             42,201       1,978,778


Shares Issued to  15,555             19,444
Directors
Comprehensive Income:
    Net Income                       81,538
    Unrealized Gain on
    Securities, net of tax            1,774

Balance December 31, 1998    2,365,284     $6,023,315    $42,201    2,062,090
Shares Issued to Directors
Comprehensive Income:
    Net Income                 105,231
    Unrealized Gain on
    Securities, net of tax         347

Balance December 31, 1999    2,365,284    6,023,315 $  42,201    $2,167,668

Shares Issued to
    Non-Directors                1,111             666
Shares Issued to Directors
Comprehensive Income:
    Net Income                                   90,118
    Unrealized Gain/(Loss) on
    Securities, net of tax                      (1,466)
Balance December 31, 2000    2,366,395  $     6,023,981   $42,201   $2,256,320

SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                        2000                  1999                     1998
CASH FLOWS PROVIDED
BY (USED FOR) OPERATING
ACTIVITIES

Net Income              90,118           $   105,231             $   81,538
Non-Cash Items Included
in Net Income:
Depreciation and
Amortization            215,570             238,590                 284,656
Conversion Payable
to Note Receivable        3,173             (18,762)                      0
Uncollectible Amounts   (11,706)                0                   252,916
(Gain) Loss  -
Sale of Assets            1,083             172,014                   (649)
Deferred Income
Recognized             (25,840)             (34,733)               (30,468)
Discount Earned        (26,624)              (3,951)                      0
Investment Income-
Affiliates               19,119              157,566                162,385
Minority Interest
Income                  16,293                25,877                  3,953
Transfer of Note Payable    0                (79,552)                     0
Assets for Accounts
Receivable               4,920                   0                        0
Write off Note Payable       0                (1,250)               (5,404)
Interest Receivable
Adjustment                   0                   0                   45,724
Note Payable Assignment      0                 4,976                      0
Note Payable for Lawsuit Settlement
Legal Expense          110,166                   0                        0
Note Payable Sale
of Land                 (42,569)                 0                        0
Note Receivable Credit/
Assignment                   0                   0                (236,741)
Note Receivable for
Lawsuit settlement      (279,803)                0                        0
Note Receivable
Converted to Expense       2,500                 0                        0
Expense Paid for Note
Payable                      0                   0                   68,052
Accruals for
Investments                  0                   0                  (2,892)
Accounts Receivable Converted
To Investment or Note    (117,209)           (34,000)              (41,705)
Sale Payables for
Receivables                  0               (27,558)             (190,560)
Miscellaneous               322                8,261                 15,149
Net Changes In Current
Assets and Liabilities:
Accounts Receivable       (7,255)           (346,359)             (118,403)
Accounts Receivable-
Affiliates                   0                86,364               (97,347)
Inventories                 70                 4,248                  9,362
Loan Receivable-Employee   213                   500                  (213)
Deposits                     0                     0                  1,399
Interest Receivable      (213,148)           (91,935)                44,245
Income Tax Receivable        0                (4,629)                17,683
Prepaid Expense           (19,158)             3,396                 12,798
Organization Cost           1,718                  0                      0
Accounts Payable          188,281            (92,657)                28,901
Interest Payable           66,695              8,261               (24,627)
Taxes Payable             104,427            (31,701)              (48,333)

SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                           2000                  1999                   1998
Deferred Income Tax   $   4,654              $ 53,704             $   70,751
Other Accrued
Liabilities           (303,151)               242,598                 20,528
Deferred Severance
Pay                     26,000                  3,700              (117,655)

NET CASH PROVIDED BY
(USED FOR) OPERATING
ACTIVITIES            (161,141)              348,199                 205,043

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Investment
Distribution                0                      0                  14,437
Payments on Mortgages
and Notes Receivable -
Incurred                    0                   (78,648)            (20,000)
Notes Receivable
Issued                   (16,000)                   0                      0
Collections on
Mortgages and
Notes Receivable         489,220                148,136              418,553
Acquisition (Disposition)
of Fixed     Assets      (63,484)               (19,831)            (22,450)
Receipts with
Sales of Assets           36,115                    0                      0
Investment Purchases      (5,334)              (129,870)            (35,596)
Payments Made with Sale
of Assets                   0                   (36,036)                   0
Payments Received
for Assets Sold             0                      0                       0
Advance Receipts
for Investments          (14,029)                15,000                    0

NET CASH PROVIDED
BY (USED FOR)
INVESTING ACTIVITIES     426,488               (101,249)             354,944

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from Notes
Payable                  124,217                209,919              111,484
Principal Payments
on Mortgages and
Notes Payable           (409,961)               (2,049)             (16,995)
Issuance of Stock          666                     0                       0
Principal Payments on Capital
Lease Obligations           (910)              (480,465)           (627,810)
NET CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES    (285,988)              (272,595)           (533,321)
Increase (Decrease)
in Cash                (20,641)                 (25,645)              26,666
Cash - Beginning        75,253                  100,898               74,232
Cash - Ending           54,612                   75,253          $   100,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 AND 1998

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

The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators. It is the exclusive franchiser for Red Carpet Inns and Master Host Inns as well as Scottish Inns. Its market has historically been the contiguous United States; however, in 1994 the Company began to explore international markets. As of December 31, 2000 the Company had one franchise in Jamaica and one in the Bahamas. The Company also provides a nationwide central reservation service for its franchisees.

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

B2 - ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes
 Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

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

B4 - ACCOUNTING POLICY - STATEMENT OF CASH FLOWS

For purposes of the cash flow statement, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

The following non-cash transactions took place in 2000:

    The Company issued a note payable in the amount of $16,898 related to the purchase of land.
    The Company sold land with a book value of $3,027 for $7,500.
    The Company converted accounts receivable in the amount of $101,039 to a note receivable.
    The Company was involved in a multifaceted non-cash transaction with a net change of $35,686.
    The Company had bad debt recovery in the amount of $11,706 assumed by a related party in the form of a note.
    The Company converted a note payable to a note receivable totaling $3,173. The Company purchased a vehicle for $16,697 with a note payable for the lack of consideration.
    The Company sold a vehicle for $2,250 to an employee for a note receivable from the employee.
    The Company disposed fully depreciated equipment with original costs totaling $6,713.
    The Company was involved in a multifaceted non-cash transaction with a net change of $34,383.



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


The Company had the following non-cash transactions in 1998:

    The Company retired old, fully depreciated leasehold improvements and furniture and fixtures in the amount of $211,137.
    The Company purchased two vehicles for $22,925 with two new notes payable for the lack of consideration.
    The Company sold a note payable with a principal balance of $122,246 and accrued interest of $68,314 due to the CEO to a company in which the CEO is a majority shareholder. This transaction paid off receivables due to the Company from the CEO's company and left a credit balance in the receivable of $61,999, which was converted, to a note payable to the CEO's company.
    The Company wrote off its negative investment balance of $48,337 in a partnership against a note receivable due from the partnership. The partnership assigned its mortgage receivable in satisfaction of the remaining notes receivables and accrued interest due to the Company. The write-off to bad debt for the note adjustments was $61,899.
    The Company increased notes payable and interest payable totaling $7,303 to record additional equitable liabilities for its investment in two land purchases.
    The Company purchased land for $153,464 and booked a note payable of $300,000. $75,484 was put into an escrow account for future expenses and the remainder was used to pay accrued property taxes and loan costs.
    The management company that collects lease payments for the Company advanced
monies to a partnership of the Company.   The Company increased its investment
in the partnership and gave a credit of $29,107 to accounts receivable for these payments (See Investments in Unconsolidated Affiliates).
    The management company (accounts receivable) was also credited $29,107 for monies due from the remaining two partners in the partnership. A loan due to one partner from the Company was reduced by $14,553 and a note receivable from the other partner (the CEO of the Company) was increased by $14,554 (See Related Party).
    The management company transferred a note receivable on its books due from the CEO of the Company for a credit of $16,456 to accounts receivable (See Related Party).
    The management company transferred accounts receivable on its books from companies in which the CEO has majority interests for credits of $ 179,965 to accounts receivable (See Related Party).
    The Company purchased a tug boat for $35,000 from a company owned by the CEO and reduced a note receivable due from the CEO for the lack of consideration paid (See Related Party).
    The Company sold an investment in an affiliate at a loss of $73,826 (See Investments in Unconsolidated Affiliates).


In 2000, the Company paid $30,000 in income taxes and $237,610 in interest.

In 1999, the Company paid $0 in income taxes and $205,370 in interest.

In 1998, the Company paid $25,110 in income taxes and  $246,017 in interest.


C - INVENTORY

Inventory is valued at the lower of cost or market and consists of hotel and motel furniture. The method used in determining the cost is the average cost paid for the items.

Listed below are sales and cost of inventory sold:

                     2000                  1999                     1998
Sales              $  21                 $ 439                $   19,519
Cost                  45                  4,174                   14,233
GROSS PROFIT (LOSS)$ (24)              $ (3,735)              $    5,286

D - REAL ESTATE SALES

Gains on real estate transactions on which substantial down payments are not received are deferred and recognized as income only as the principal amount of the obligation is received. This deferred income is shown on the balance sheet as a deferred income installment. Deferred income recognized was 26,289 in 2000, $33,433 in 1999 and $30,868 in 1998.

E - DEFERRED DEBT ISSUE COSTS

Deferred debt costs (primarily commitment fees) are being amortized over the original term of the long-term debt to which they relate.



F - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the years ending December 31, 2000, 1999 and 1998 was 2,366,395, 2,365,284 and 2,356,949 respectively.


G - ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE

In accounts receivable - trade for franchise sales, an allowance account is provided based on a percentage of the outstanding accounts. During the year, all bad debt write-offs were made to the allowance account. Accounts Receivables for 2000 and 1999 are presented net of allowance for doubtful accounts of $43,510 and $87,224 respectively.

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


Included in the mortgages and notes receivable - short term are notes the Company has with franchisees for initial franchise fees, royalty fees, sign rental and room reservation income. The notes are either non-interest bearing or convey an interest rate of up to 12 percent. These notes total $373,279 in 2000 and $93,369 in 1999. All are originally due within one year. However, certain notes have been extended and have been outstanding for over one year. Those notes due over one year are interest bearing.

Mortgages and notes receivable are stated net of associated discounts. In 2000 and 1999, the discounts totaled $ 54,175 and $80,800 respectively.

The weighted average interest rate of the mortgage notes held by the Company is
11.4 percent, and they range from 6 percent to 12.5 percent.

The Company plans to hold the notes until maturity.

Maturities over the next five (5) years are as follows:

                       2001                  230,133
                       2002                  256,434
                       2003                  285,766
                       2004                  318,471
                       2005                  354,941
                       Beyond              3,339,331

H - LOANS - EMPLOYEES

Loans-Employees represents travel advances and/or loans to employees.


I - INVESTMENTS

I. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist of the following:

                        % Ownership              2000              1999
Houma Atrium Bldg.-
 Partnership                50%               (593,182)       (131,942)
Extasea Casino Cruises
  Of No. Fla, Inc.          40%                373,656          430,414
Hospitality Int'l
Real Estate, Inc.           45%                (13,819)        (23,844)
Hospitality Insurance
Services, Inc.              45%                   0            (74,796)
Totals                                  $     (233,345)     $   199,832

The CEO and another individual own the remaining 50% of the Houma Atrium Building Partnership. Hospitality International Real Estate, Inc. is 55% owned by one individual. Hospitality Insurance Services, Inc. is 55% owned by one individual this entity closed in 2000. The CEO and two other individuals own the remaining ownership of Expanse Casino Cruises of North Florida, Inc.

The Company's share of the Houma Atrium Building Partnership losses was $75,349 in 2000 and $ 70,122 in 1999. Losses on the investment have been recognized up to the Company's at risk amount. Unrecorded losses totaled $43,202 at December 31, 2000. In 1999 and 1998, the management company, which collects lease
payments for its properties, advanced monies to the partnership.   The Company
increased its investment in the partnership for these payments in 1998 (See Cash
Flow). In 1999, the Company increased its receivable due from the partnership for these payments. The CEO of the Company owns 25% of this partnership (See Related Party). In 2000, investment in the Houma Atrium Building partnership was reduced and converted to a note receivable interest bearing. This was to bring capital balances to agree to percentage of ownership. Also, the accounts receivable was included in notes receivable.

Pan American Hospitality dissolved in 1998. The Company wrote-off its negative investment against receivables due from the partnership. The partnership assigned its mortgage receivable to the Company in satisfaction of the remaining balance in principal and accrued interest due to the Company (See Cash Flow).

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

All the Company's investments in unconsolidated affiliates operate with fiscal years ending on December 31. Summarized balance sheet information of the unconsolidated affiliates as of December 31, 2000 and 1999 are as follows:

                                            2000                      1999
Current Assets                           $ 30,430                   21,757
Property and other assets, net          3,514,348                3,772,826
Current liabilities                       551,741                  500,157
Long-term debt and other liabilities    3,344,703                3,105,772
Equity                                   (351,166)                 188,654
Gross Revenues                            797,960                  766,329
Net Income/ (Loss)                       (126,947)               (157,799)


II. UNDISTRIBUTED EARNINGS OF UNCONSOLIDATED AFFILIATES

Pursuant to SEC Rule 4-08, the Company discloses that the consolidated retained earnings does not contain undistributed earnings of 50 percent or less owned investments accounted for by the equity method as of December 31,1998.

III. MARKETABLE EQUITY SECURITIES

Marketable equity securities are available for sale. Holding gains are presented in stockholder's equity. Income taxes related to the gains are $3,408 in 2000, $41 in 1999 and $2,502 in 1998.

J - INTANGIBLE ASSETS - TRADEMARKS

Trademarks are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited (not exceeding 40 years). They are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization was $460,303 and $417,474 on December 31, 2000 and 1999, respectively.

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


K - INCOME TAX

The components of the provision for income taxes are as follows:

                                       2000               1999            1998
Current:
    Federal                      $   10,564          $  53,551         $ (296)
    State, local, and franchise
    Taxes                             3,974              8,681           (126)
Total Current                        14,538             62,232           (422)
Deferred Book Tax (Benefit):
    Federal                          11,010             46,424          56,399
    State, local, and franchise
    Taxes                            3,987               8,783          17,303

Total Deferred                      14,997              55,207          73,702
Net Tax Expense/(Benefit)        $  29,535           $ 117,439     $    73,280

The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate is as follows:

                                  2000                1999               1998
Federal statutory tax rate       15.9%                38.3%             35.3%
    Deferred severance pay        3.0                  0.6             (26.1)
    Undistributed earnings from
    Affiliates                      0                    0               21.9
    Capital loss carryover          0                  6.6                9.6
    Net operating loss carryover  (2.6)               (14.1)           (33.1)
    Change in bad debt reserve    (5.1)                (1.3)            (3.4)
    Amortization of trademarks    (5.9)                (7.7)            (8.4)
    State taxes, net of
    Federal income taxes          (0.3)                (1.3)                0
    Penalties                       0                     0               0.7
    Nondeductible employee meals    0                     0               3.0

Other                              0.3                  0.4               0.3

Effective tax rate                 5.3%                21.5%           (0.2)%

INCOME TAX - (Continued)

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:

                                  2000                   1999              1998
Current deferred income tax assets:
  Net operating loss carryover   $26,678               $4,454            $2,951
  Change in reserve for bad debts   0                     0                   0
     Deferred severance pay        2,046                2,976             3,420
     Contribution carryover         52                    17                 10
Total current deferred          $28,776                $7,447            $6,381

Long-term deferred income tax assets:
  Net operating loss carryover   $7,943                   $0             26,166
  Change in reserve for bad debts   0                   39,796           41,439
  Deferred severance pay        43,028                  35,650           39,915
  Capital loss carry forward    10,632                  10,632           12,287

Total Long-term deferred       $61,603                $ 86,078         $119,807
Long-term deferred income tax liabilities:
  Amortization on trademarks   $66,552                $ 85,779         $ 72,319
  Installment sale                 0                   102,138          102,138

Total long-term deferred       $ 66,552               $187,917         $174,457

Hospitality International, Inc. incurred a net operating loss of $14,678 for federal income tax purposes in 1998. The net operating loss carryover expires in 2013. The Company also had a net operating loss of $7,479 that expires in the year 2014.

In 1996, Southern Scottish Inns, Inc. (SSI) had an unused net operating loss
(NOL) carryover of $631,423. As a result of an IRS audit of SSI's 1996 tax return and SSI's amendment of its 1994 tax returns, this NOL was reduced by $291,998 and income tax receivables of $26,993 were recorded. SSI used $99,717 of the NOL in 1997 and $148,669 in 1998 leaving $91,809, which was applied against 1999 income taxes.

Listed below are the years, amounts and tax benefits of the net loss carryover:

                                2000                  1999                 1998
Net operating loss utilized  $ 22,649            $  91,809           $  148,669
Tax benefit                    5,889                19,270               46,672
Tax rate                       26.0%                 21.0%                31.4%

The Company and its subsidiaries file unconsolidated tax returns. The entities are not subject to IRC SEC. 1563.


L - DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. Debt obligations consist of the following:

NOTES                       MATURITIES               2000                  1999
8% - 8.95%                 2001 - 2011             206,563              323,874
9% - 9.75%                 2001 - 2007             358,610              391,377
10% - 10.50%               2001 - 2011             265,642              143,408
11%                        2001 - 2008             538,793              504,994
12%-14%                    2001 - 2004              14,876                    0
16.4%-17.65%                  2001                     0                    703
18.33%-23.80%                 2001                     0                  2,842
Variable                   2001 - 2003             235,791              424,248
Total Debt Obligations                           1,620,275            1,791,446
Less: Amounts Maturing
  Within one year                                  396,617              482,843

Net Long-Term Notes                              1,223,658            1,308,603

Maturities of debt for the five years succeeding December 31, 2000 are as follows:

                                            2001                 396,617
                                            2002                 223,271
2003 217,844
                                            2004                 169,489
                                            2005                 131,574
                                           Beyond                481,480
                                           Total               1,620,275

The above notes include various restrictions, none of which are presently significant to the Company.

The Company's mortgage on the corporate headquarters was payable in full on February 1, 1998. However, the Company obtained a bridge note through May 1, 1998 and negotiated a 5-year note on June 1, 1998.

The debt obligations are secured by assets on the consolidated balance sheet with a book value of $2,797,176 and a market value of $4,901,481.

There are no compensating cash balance requirements attached to any of the debt instruments.

M - OPERATING LEASES

The Company leases out as office space a portion of the corporate headquarters it owns. The allocated cost of the portion leased for 2000 and 1999 is $340,332 and $331,350 respectively and its allocated accumulated depreciation is $118,079 in 2000 and $99,669 in 1999. The Company also leases properties it owns in various states. These properties are recorded in Property and Equipment with a cost of $3,498,924 in 2000 with accumulated depreciation of $658,014 and a cost of $2,785,414 with accumulated depreciation of $585,636 in 1999.

The terms of lease agreements vary by tenant and circumstance; however, all current lease agreements are for one year or less.

In 1997, the Company signed a four-year lease for a copier. The lease did not meet the requirements under FAS 13 for a capital lease and was recorded as an operating lease. Rental expense for 2000 was $6,476. Future minimum rental payments required through the year 2001 when the copier may be purchased for its market value are as follows:

                              2001          1,619

The present value of the minimum lease payments is $1,583.

  INDUSTRY SEGMENTS

                               2000                  1999                 1998
Sales to unaffiliated customers:
Franchising                 1,772,185             1,833,472          1,843,335
Financing & Investing         676,706               754,421            579,865
Leasing                       450,667               507,064            601,909

Net profit (loss):
Franchising                    31,598               14,957              12,582
Financing & Investing          18,371               16,342            (99,264)
Leasing                       136,918              190,748             196,363
Identifiable assets:
Franchising                 1,842,913            1,664,828           1,793,377
Financing & Investing       2,138,292           12,479,423          13,004,459
Leasing                     3,725,798            3,683,599           3,556,263
Depreciation expense:
Franchising                   53,746               71,292               76,512
Leasing                       71,141               72,219               72,021

Amortization expense:
Franchising                   21,079                21,079              1,079
Leasing                        1,717                 1,817              1,966
Additions in property, plant and equipment:
Franchising                   62,568                12,883             44,558
Leasing                        7,010                 1,971            153,464

In the Financing & Investing Segment, the Company has included net income/(loss) from unconsolidated equity investments totaling $(57,321) in 2000, $(147,648) in 1999 and $ (162,386) in 1998.

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
Leasehold Improvements                         Term of lease

Depreciation and amortization expense was $215,569 in 2000, $238,590 in 1999 and $284,656 in 1998.

P - RELATED PARTY TRANSACTIONS

In 1998, the Company wrote off its investment and loans to the dissolved partnership (See Investment in Unconsolidated Affiliates). The partnership assigned its mortgage receivable in satisfaction of the remaining principal and accrued interest due to the Company from the partnership (See Cash Flow).

The CEO of the Company is a partner in two of the investments in which there have been losses. He also has interests in two other investments (See Investments in Unconsolidated Affiliates). In 1998, the Company invested $35,440 yielding a 15% ownership interest in a corporation owned by the CEO. In 1999, the Company increased this investment to $118,896 yielding a 38% ownership
interest.   The Company's management company of the Company's motels transferred a receivable of $36,805 due from this company for lease payments in 1998




RELATED PARTY TRANSACTIONS - (Continued)

(See Cash Flow). In 1998, the note receivable due from the CEO was increased by credits of $31,010 for lease payments given to the management company (See Cash
Flow). In 1999, a note payable to a company owned 100% by the CEO was reduced by credits of $15,026 given to the management company for payments it made on behalf of a partnership in which the CEO has a 25% and the Company a 50%
interest (See Cash Flow).    The Company paid expenses in 1999 on behalf of one
CEO in the amount of $5,707. This amount is included in Receivables-Affiliates. The CEO elected to forego an accrued severance pay of $121,205 in 1998. The write off is reflected in other income and reduced the Company's deferred tax asset (See Long-term Liabilities and Deferred Amounts). The Company also held a mortgage in the amount of $590,138 from a corporation in which the CEO is a 50% shareholder in 1999. The CEO's ownership of the Company's common stock was 50.85% as of December 31,1999. In 2000, the Company took back the land and motel for the amounts of the unpaid principal of

590,138 and accrued interest of $64,772.


Included in Accounts Receivable-Affiliates are expenses totaling 142,414 in 2000 and $140,281 in 1999 for expenses the Company paid on behalf of Emerald Coast Cruises, Inc., the operating company for M/V Fantasea which is owned by Extasea Casino Cruises of No. Fla, Inc., an investment in which some of the directors also have interests (See Investments in Unconsolidated Affiliates). In 1998, $125,896 of the receivable was settled by selling a note payable and accrued interest due to the CEO to Extasea Casino Cruises of No. Fla, Inc. The sale of receivable gave rise to a credit balance, which was converted to a note payable to Extasea Casino Cruises of No. Fla, Inc. (See Cash Flow). The receivable was increased at the end of the year by credits for lease payments given to the management company for payments of $143,160 it made on behalf of Emerald Coast Cruises, Inc. (See Cash Flow). In 1999, the note payable to Extasea Casino Cruises was paid off.

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

RELATED PARTY TRANSACTIONS - (Continued)

The following is a schedule of loans to related parties:

   RELATED
   PARTY      INTEREST RATE    PRINCIPAL BALANCE    ACCRUED INTEREST RECEIVABLE
                              12/31/00   12/31/99    12/31/00       12/31/99
Individual       6%                  0     $2,500     $ 0             $ 0
Partnership
Mortgage        10%            586,791    586,791    135,016         85,676
Partnership6%   10%             17,264     17,264     20,602         19,567
CEO           6%  10%           52,811     41,349     21,574         14,635
Partnership     6%             436,185       0        23,521             0
Partnership     6%                  0       590,138     0            64,772
     Totals     $1,093,051   $1,238,042     $200,713               $184,650

The following is a schedule of loans from related parties:

RELATED                    INTEREST       PRINCIPAL         ACCURED INTERES
PARTY        MATURITIES       RATE         BALANCE               PAYABLE
                                    12/31/00   12/31/99   12/31/00   12/31/99
Company      2000-2005       10%    $207,377   $225,230   113,318      92,850
Individual   2000-2005       12%      81,801     81,801   39,131        9,315
CEO          2000-2005        6%     129,813    141,519   15,578            0
Individual   2000-2005       15%      7,579       7,579    1,669          568
Individual   2000-2005       13%     18,850      18,850   17,628       20,240
Individual     1999          10%        526         526      158          105
                             Totals  445,946     475,505   187,482    143,078

Less: Amounts Maturing within one year      118,327             118,327
Net Long-Term Notes - Affiliates            327,619             357,178

Maturities of Long-Term:

                          2000            118,327
                          2001                  0
                          2002                  0
                          2003                  0
                          2004                  0
                          2005                  0
                         Beyond           327,619

                          Total             5,946

Interest paid to related parties was $0 in 2000, $9,888 in 1999 and $5,871 in 1998.

Q - CAPITAL LEASES

Computers and hardware upgrades were purchased under two and three year lease agreements in 1997. All had bargain purchase options and were recorded as capital leases.

The equipment valuation (the same as its fair value) is as follows:

                                 2000                      1999
Computer Equipment              11,985                   13,285
Accumulated Depreciation        (8,390)                 (6,643)
Book Value                       3,595                    6,642

The leases were paid in full in 2000.


R - LITIGATION, CLAIMS AND ASSESSMENTS

The Company is named as a defendant in 5 litigation claims along with other parties who are primarily responsible (i.e. cases relating to injuries that occurred at a franchisee's location, or where another party is directly liable). For claims against a franchise location, the Company requires that its franchisee maintain insurance coverage including the Company as an additional insured. The Company has its own independent liability insurance policy and an umbrella policy. The Company has placed its insurance carrier on notice of all outstanding claims, and there are cases pending wherein the Company is a primary defendant. The Company has received notice of insurance coverage for each case in which it is named as a defendant either from its insurance carrier, or from a carrier, which has the Company, named as an additional insured. In certain personal injury cases, wherein the liability or the value of a claim has not been determined, the Company has received, in certain cases, notice that a defense is being provided under a reservation of rights.

Legal fees paid during 2000, 1999 and 1998 were $165,005, $194,207 and $239,090 respectively.


S - STOCK ISSUANCE

TO OFFICERS:

In 2000, there was no stock issued.

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


TO OTHER THAN OFFICERS:

In 2000, 20,000 shares of Red Carpet Inns International, Inc., common stock was issued for 1,111 shares of Southern Scottish Inns, Inc., common stock. The issuance was valued at fair market value ($0.60 per share) of Southern Scottish Inns, Inc., common stock, minority interest has been diluted by these stock swaps.

T - LITIGATION SETTLEMENTS

From 1995 to 2000, the Company aggressively pursued its legal rights to its trademarks. It has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements. Settlements were reached on a number of lawsuits in all years that significantly increased the revenues of the Company. Attorney fees related to those settlements also increased in all years.

U - ADVERTISING COSTS

The franchising division collects advertising income to fund advertising services that are provided to benefit franchisees. Advertising costs are expensed as incurred with the exception of its semi-annual directories, which are amortized on a monthly basis.

Following is a summary of advertising income and advertising costs for the years ended December 31:

                                 2000                1999               1998
Advertising Income             283,491              302,979          309,499

Advertising Costs             (581,382)            (556,259)        618,651)
Excess of Advertising Costs over
  Advertising Income          (297,891)            (253,280)       (309,152)
V - CONTINGENCIES

The amount of accounts receivable in litigation or collections was $22,848 at the end of 2000 and $163,339 at the end of 1999. It is management and counsel's opinion that the chances for collection are good.

The Company's franchising division pays commissions to its sales representatives on franchises sold. The Company policy is to pay the sales person based on receipts of royalties from the franchisee. The commissions are recognized a earned when the franchisee pays the royalty fees.

Estimated contingent commissions for future years are approximately $60,539, this amount has not been accrued.

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

In 1996, the Company had two secured mortgage notes classified as non-performing. They totaled $2,482,861 with accrued interest of $382,099 at December 31, 1996. On December 31, 1997, the Company foreclosed one of the mortgages and took back the land and motel for the amounts of the unpaid principal of $1,008,971 and accrued interest of $163,756. (The operating income of this motel is not included in the Company's income statement in 1997 nor were the two prior years' operating results available from the prior owners). In 1998, the motel was leased to a management company. In 1999, the land and motel obtained in 1997 by foreclosure was sold for $1,100,000. The remaining non-performing note totaled $1,473,990 at December 31, 1999 and 1998 with accrued interest of $185,102 at December 31, 2000 and $182,602 at December 31, 1999. The fair market value of the property secured by this mortgage exceeds the balance of principal and accrued interest.

In 1998, the Company pledged one of its properties as security for a second mortgage on a building owned by the Houma Atrium Partnership. The book value and market value of the pledged property was $551,028 and $2,382,981 respectively at December 31, 2000 (See Investments in Unconsolidated Affiliates).

II.   FAIR VALUE OF FINANCIAL INSTRUMENTS

INVESTMENTS - It is not practicable to estimate the fair value of investments because there are no quoted market prices for its untraded common stock investments, and a reasonable estimate of fair value could not be made without incurring excessive costs.

MORTGAGES AND NOTES RECEIVABLE - The fair value of the mortgage and notes receivable was determined by management estimates of the property values that secure the mortgage notes. The fair value of these instruments is $6,685,800 at December 31, 2000 and $6,956,583 at December 31, 1999, the carrying values on the balance sheet.

MORTGAGES AND NOTES PAYABLE - The fair value of long-term debt equals the carrying value. Fair values for these instruments are $2,066,221 in 2000 and $2,266,951 in 1999.


III. ENVIRONMENTALLY SENSITIVE PROPERTY

The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent, which would reasonably be expected to cause material capital expenditures for compliance, so far as is known. However, it is possible that an approximately five and one-tenths (5.09) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may under the new guidelines, be determined to be in part "wetlands." If so, its use and value would be adversely affected.

On January 27, 1995, 3.2 acres of said tract were sold at a consideration undiminished by the Wetlands issue; the value of the remaining 5.09 acres, therefore, may not be diminished. The remaining land is carried at $55,647.



FINANCIAL INSTRUMENTS - (Continued)

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


X- LONG-TERM LIABILITIES AND DEFERRED AMOUNTS

Escrow-Advanced Construction Draw represents unspent monies advanced for site preparation. Expenditures for the land improvements totaled $229,411 in 1997.
 There were no expenditures in 1998. In 1999, the land was sold to the to the party who had advanced these monies.

Deferred Severance Pay reflects amounts due to officers of the corporation, which have been earned to date for continued service. Since the arrangement is not a qualified plan for federal income taxes, the expense recognized for financial statement purposes is not deductible for tax until paid. The deferral of this tax deduction is recognized as deferred tax asset (See Income Tax).


 Y - DISCONTINUED OPERATIONS

The furniture sales division of the Company was closed in February 1998. Gross profits derived from the furniture sales division are disclosed in Note C - Inventory. Losses from the operations of the division, net of tax benefits / expenses) of $0 in 2000, $856 in 1999, and $ 216 in 1998. Costs to close the division were minimal.




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 22


Wholly Owned Subsidiaries of Southern Scottish Inns, Incorporated

Alabama Motel Corporation

Carriage Inn of Huntsville, Inc.

Gulfside Mortgage Company

Hospitality Mortgage Company
Houmas Hospitality Corporation

Labove Apartment Company
LAFLA, Inc.

Mid. Continent Supply of Louisiana
Morgan City Hospitality, Inc.

Scottish Venture One, Inc.
Scottish Venture/Canton, Inc.
Southern Inns of Arkansas, Inc.
Southern Scottish Inns No. 1, Inc.
Southern Scottish Inns No. 2, Inc.
Southern Scottish Inns No. 4, Inc.
Southern Scottish Inns of Miss, Inc.
Spanish Trail Hospitality, Inc.

Zane Enterprises


Partially Owned Subsidiaries of Southern Scottish Inns, Incorporated

Hospitality International Real Estate, Inc.
Hospitality International, Inc.
Red Carpet Inns International, Inc.
Scottish Ventures No. 2, LLC
Southern Hospitality Insurance Services, Inc.

Exhibit 27

<FISCAL-YEAR-END>                          DEC-31-2000
<PERIOD-END>                                      DEC-31-2000
<PERIOD-TYPE>                                   YEAR
<CASH>                                                   54,612
<SECURITIES>                                        0
<RECEIVABLES>                                   2,628,232
<ALLOWANCES>                                   0
<INVENTORY>                                       40,749
<CURRENT-ASSETS>                            3,433,871
<PP&E>                                                     4,848,545
<DEPRECIATION>                                  (1,248,451)
<TOTAL ASSETS>                                   14,290,683
<CURRENT-LIABILITIES>                     1,857,064
<BONDS>                                                   1,552,248
<COMMON>                                              6,023,981
<PREFERRED-MANDATORY>               0
<PREFERRED>                                           0
<OTHER-SE>                                               3,137,817
<TOTAL-LIABILITY-AND-EQUITY>      14,290,683
<SALES>                                                       21
<TOTAL-REVENUES>                               3,758,786
<CGS>                                                           0
<TOTAL-COST>                                          45
<OTHER-EXPENSE>                                   3,622,795
<LOSS-PROVISION>                                   0
<INTEREST-EXPENSE>                              237,610
<INCOME-PRETAX>                                   135,946
<INCOME-TAX>                                           (29,535)
<INCOME-CONTINUING>                          106,411
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                  (16,293)
<CHANGES>                                                  0
<NET-INCOME>                                            90,118
<ESP-PRIMARY>                                           .06
<ESP-DILUTED>                                            .04



Exhibit Index


     Exhibit

1.     Inapplicable

2.     Inapplicable

3.    (a)    Exhibit 3 (a)  to the Registrant's Annual Report on Form 10-K for
the fiscal year ended
               December 31, 1983 is hereby incorporated by reference (Articles of Incorporation of
               Southern Scottish Inns, Inc. as amended)

(b) Exhibit 3 (b)  to the Registrant's Annual Report on Form 10-K for
(c) the fiscal year ended
               December 31, 1983 is hereby incorporated by reference (By-Laws of Southern Scottish Inns, Inc.)

4.      Specimen Common Stock Certificate.

5.     Inapplicable

6.     Inapplicable

7.     Inapplicable

8.    Inapplicable

9.    Inapplicable

10.  Material Contracts (Asset Sales - Lease Agreements)

11.  Earnings per Share Computation

12.  Security Ownership of Certain Beneficial Owners & Management

13.  Inapplicable

14.  Inapplicable

15.  Inapplicable

16.  Inapplicable

17.  Inapplicable

18.  Inapplicable

19.  Inapplicable

20.  Inapplicable

21.  Inapplicable

22.  List of Subsidiaries of Southern Scottish Inns, Inc.

23.  Inapplicable

24.  Inapplicable

25.  Inapplicable

26.  Inapplicable

27  Inapplicable

28  Inapplicable

29.  Inapplicable