Form 10-K
period 2001-12-31
SOUTHERN SCOTTISH INNS INC
filed 2002-09-24
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




Annual Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

The aggregate market value of the voting stock held by nonaffiliated of the registrant on December 31, 2001 was $712,344. The aggregate market value shall be computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliated was computed as 949,792 shares.

The number of shares outstanding of the Registrant's Common Stock as of December 31, 2001, was 2,366,395 shares.

       DOCUMENTS INCORPORATED BY REFERENCE
       None

       Definitions:  The "Company", the "Registrant" and the "Fiscal Year"

When used in this Annual Report, the "Company," unless the context indicates otherwise, refers to Southern Scottish Inns, Inc. and its subsidiaries on a consolidated basis. The "Registrant" refers to Southern Scottish Inns, Inc. as a separate corporate entity without reference to its subsidiaries. The "Fiscal Year" refers to the year ended December 31, 2001, which is the year for which this Annual Report is filed. The items, numbers and letters appearing herein correspond with those contained in Form 10-K of the Securities and Exchange Commission, as amended through the date hereof, which specifies the information required to be included in Annual reports on such Form. In accordance with General Instructions C(2) to Form 10-K, the information contained herein is, unless indicated herein being given as of a specified date or for a specified period, given as of December 31, 2001 and referred to "as of this writing".

PART I

Item 1.  Business

(a)       General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. The table below shows the various different business holdings for the last five years.

                               12/01   12/00     12/99      12/98      12/97
Motel Franchises Held - Total   254       253       228       227       239
Master Hosts Inns                 2         2         2         4         5
Red Carpet Inn                  105       102        98        96        95
Scottish Inns                   129       129       118       120       126
Downtowner Inns -                 4         5         2         2         2
Passport Inns -                  14        15         8         5        11

Motel Operated - Total            0         0         0         0         0
Master Hosts Inns                 0         0         0         0         0
Red Carpet Inn                    0         0         0         0         0
Scottish Inns                     0         0         0         0         0
Independent                       0         0         0         0         0

Motel Owned & Leased To
Operators - Total                 5         4         3         4         3
Master Hosts Inns                 0         0         0         0         1
Red Carpet Inn                    1         1         1         1         1
Scottish Inns                     2         2         2         2         2
Independent                       2         1         0         1         0


Free Standing Restaurants
Owned                             0         0         0         0          0
Leased In - Note 1                0         0         1         1          1
Operated                          0         0         0         0          0
Subleased - Note 1                0         0         1         1          1
Vacant                            0         0         0         0          0

Wrap Around Mortgages or Other
types of Financing Held          9         10        13        13         13

Parcels of Land Held for Investment
or Development                   5          6         6         6          6

Note 1. One property leased from a third party was being operated as a restaurant by Company's sub-lessee.

(b)       Segment Information

The Company identifies its significant industry segments as set forth in the table below. All revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible.


                             Segment Information
                             for the Year Ended Dec. 31,

                                2001               2000               1999
Franchising:
Revenues                   1,891,113           1,772,185         1,833,472
Operating Profit (Loss)       80,584              31,598            14,957
Financing & Investing:
Revenues                    745,747              676,706           754,421
Operating Profit (Loss)     (12,645)             18,371             16,342
Leasing:
Revenues                      8,229              450,667           507,064
Operating Profit (Loss)     (58,908)             136,918           190,748

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

To date, the Company has experienced little difficulty in obtaining information on locations to be reviewed by either its franchise committee or its evaluation committee


(IV)  Patents, Trademarks, Licenses, Franchises, and Concessions

The Company has no patents. The Company does own the trade names "Master Hosts Inns", "Red Carpet Inns", "Scottish Inns", "Downtowner Inns", "Passport Inns", "Sundowner Inns" and related trademarks, etc. used in operating lodging facilities or reservation services under these names.

Note 2:
"Sundowner Inns" Trademarks, Registration No. 1,280,236 and No. 1,280,237, United States Patent and Trademark office, were registered May 29, 1984. In 1994, Joe W. Hudgins, the owner of the corporation to which said marks were then registered, transferred ownership of said corporation, Sundowner Reservations, Inc., a Tennessee corporation, to Hospitality International, Inc. in consideration of cancellation of inter-company debt and promise to pay the assigned corporation's debt to Red Carpet Inns International, Inc. On April 30, 1995, Sundowner Reservations, Inc. transferred title to the subject marks to Hospitality International, Inc. As of December 31, 1996, Hospitality International, Inc. transferred ownership of the subject marks to Red Carpet Inns International, Inc. for consideration of $360,000.


(V)  Seasonability

The Company's financing and leasing businesses by their nature are not subject to seasonal fluctuations. The revenues from the Company's franchising division tend to be concentrated in the spring and summer months during peak travel periods.

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

From 1995 to 2001, the Company aggressively pursued its legal rights to its trademarks. It has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements. Settlements were reached on a number of lawsuits in all years that significantly increased the revenues of the Company. Attorney fees related to those settlements also increased in those same years.

(VII)  Customers

The Company's business of franchising motels is contingent upon its being able to locate qualified property owner-operators who are seeking national affiliation. Through use of its franchise sales force, the Company has not experienced insurmountable difficulty in locating independent motel owner operators or owner-operators seeking to change national affiliation nor does it anticipate any such difficulty in the future. However, more franchisors are offering multi-level brands, resulting in more downscaling conversions into the economy lodging sector and, therefore, providing more competition. Likewise, the Company's financing division requires that it locate qualified owner operators or investors for its properties. Because of its franchise affiliations the financing division has not experienced, nor does it anticipate experiencing too much difficulty in locating qualified investors to purchase its developed properties. However, due to the Company's desire to limit the loans it holds to a manageable number and because third party or institutional financings for used motel properties are difficult to arrange, once a property is sold the Company carries the entire financing package and accordingly, each individual loan represents a larger portion of portfolio than it does with traditional lending institutions. Therefore, the continued performance of each existing loan may be material to the operation of the financing division


(VIII)  Backlogs - Not Applicable.

(IX)  Government Contract

The Company is not involved in, nor does it anticipate becoming involved in, any government contracts.


(X)  Competition

The Company's franchising, leased lodging and leased food service divisions each compete with other similar businesses, many of which are larger and have more national recognition than the Company. Each of these divisions competes on the basis of service and price/value relationship

       The Company's financing division competes with other, more traditional sources of long-term financing, most of which have greater financial resources than does the Company.

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


XII)  Environmental Protection

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


(XIII)  Employees


Division                                12/01        12/00          12/99
Lodging Leased to Outsiders - Note 3    61           62             69
Franchise Division                      29           28             32
Administrative & Finance                 6            6              6

Total                                   96           96            107

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

Item 2  Properties

The following table sets forth certain information, as of this writing, concerning properties on which the Company holds notes secured by mortgages and other types of financing instruments held by the Company:


Location          Description         Amt. Receivable   Underlying Mortgages
Bald Knob, AR     42 Room Motel        229,871               -0-
Gulfport, MS      Office & Whse Bldg   154,975               -0-
Jacksonville, FL  144 Room Motel       739,785               -0-
(Lane Ave.)
Jacksonville, FL  120 Room Motel       1,100,000             -0-
(Arlington Rd.)
Killeen, TX       100 Room Motel       586,741 (2nd Mtg.)
Marrero, LA       100 Room Motel       413,372                -0-
Morgan City, LA   49 Room Motel        252,123                -0-
Natchez, MS       100 Room Motel       643,245                -0-
Register, GA      40 Room Motel        176,687 (2nd Mtg.)     -0-
Sabine Pass, TX   30 Room Motel        281,661                -0-


The following table sets forth certain information, as of this writing, concerning motel properties owned by the Company and under management contract or leased to Operators.


Location                Description               Mortgage Balance
Houma, LA - Note4.      120 Room Motel            42,460
Marietta, GA - Note 4.  154 Room Motel            448,136
New Iberia, LA          100 Room Motel            101,878
Vicksburg, MS- Note 4   100 Room Motel            .00
McComb, MS - Note 4     50 Room Motel             .00

Note 4:
These properties are leased to First Hospitality Management Corporation, a corporation owned by Timothy J. DeSandro, a former employee of the Company through the year 2001. In 2002 the Company will manage the properties.



The following tables set forth certain information, as of this writing, concerning other properties owned by the company.

Location                                         <Mortgage Balance
Atlanta, GA                                      168,546
Warehouse, on two parcels of land
(1.2 Acres), 22,220 square feet,
heated & air conditioned including
1,300 square feet of showroom/office

Gulfport, MS                                      896
Unimproved land (4) lots in City of Gulfport

Jackson County, MS                               12,882
Two parcels of land, unimproved,
held for investment

Madison County, MS                               300 per month land lease
3.0 acre tract of land at
Ross Barnett Reservoir. Leased from
Pearl River Valley Water Supply District
The leasehold is marketable by approved
Assignment, sublease or redevelopment.

Pass Christian, MS                               71,279
Partially improved water-front property

Register, GA                                     2,333
Partial interest in land

Register, GA                                     118,366
Partial interest in 66.34 acre tract of land

Tucker, GA                                       61,353
Office Building and Company headquarters



Item 3       Legal Proceedings

The Company is named as a defendant for damages in an unspecified amount, reasonable attorney fees, interest and costs as a result of the Company's alleged violation of a patent. It is counsel's opinion that the Company will be dismissed without the Company's being liable for any money.

The Company also has two cases where there is a trial for Declaratory Judgment where the franchisee is seeking a determination as to the validity of the franchise. In these cases, the Company is seeking damages under the franchise agreement against the franchisee. In one case, the franchisee has filed a counterclaim. Counsel expects the matter to be dismissed in a Motion for Summary Judgment.

Item 4  Submission of Matters to a Vote of Security Holders

       N/A
PART II

Item 5       Market for Registrant's Common Equity Securities and Related
Matters

a. The common stock, no par value, of the Registrant is traded on the Over the-Counter market. The following table sets forth the range of per share bid and asked price quotations during the periods indicated. The following represents quotations between dealers, and do not include retail mark-ups, markdowns, or other fees or commissions, and do not represent actual transactions.


2001

Period       Bid Price High  Bid Price Low   Asked Price High  Asked Price Low
1st Qtr.     $.75            $.75            $1.00             $1.00
2nd Qtr.     $.75            $.75            $1.00             $1.00
3rd Qtr.     $.75            $.75            $1.00             $1.00
4th Qtr      $.75            $.75            $1.00             $1.00


2000

Period       Bid Price High  Bid Price Low   Asked Price High  Asked Price Low
1st Qtr.     $.75            $.75            $1.00             $1.00
2nd Qtr.     $.75            $.75            $1.00             $1.00
3rd Qtr.     $.75            $.75            $1.00             $1.00
4th Qtr      $.75            $.75            $1.00             $1.00

b. As of this writing, there are approximately 758 shareholders of the registrant's common stock, plus those held in brokerage houses.

c. No cash dividends have been paid on the Company's common stock during the two most recent Fiscal Years and none are anticipated to be paid in the foreseeable future.


Item 6       Selected Financial Data

The following table summarizes selected financial data of the Company for the past five Fiscal Years. It should be read in conjunction with the more detailed consolidated financial statements of the Company appearing elsewhere in this Annual report.


YEAR                2001         2000        1999        1998        1997
REVENUE             3,436,304    3,758,786   3,532,449   3,814,986   4,396,435
NET INCOME         (151,924)     90,118      105,231     81,538      30,443
EARNINGS PER SHARE (.06)         0.04        0.04        0.030     . 01
TOTAL ASSETS        12,766,299   14,290,017  14,303,779  14,924,365  15,370,061
LONG TERM DEBT      1,201,987    1,552,248   1,680,781   2,301,241   2,726135
STOCKHOLDERS'EQUITY 8,173,741    8,322,502   8,333,184   8,127,606   8,024,850
CASH DIVIDENDS
PER SHARE           -0-          - 0 -       - 0 -       - 0 -     - 0 -

Item 7
Management's Discussion and Analysis of Financial Conditions and Results of Operations

Summary of Operations

Year End              2001         2000         1999         1998

TOTAL ASSETS          12,766,299   14,290,017   14,303,779   14,924,365
TOTAL EQUITY CAPITAL  8,173,741    8,322,502    8,233,184    8,127,606
OPERATING INCOME       3,436,304   3,758,786    3,532,449    3,814,986
OPERATING EXPENSE      3,625,572   3,622,840    3,283,902    3,656,215
INCOME BEFORE TAXES   (189,268)    135,946      248,547      158,771
INCOME TAXES           57,549      (29,535)    (117,439)     (73,280)
NET INCOME            (151,924)    90,118       105,231      81,538
NET INCOME PER SHARE  (.06)        0.04         0.04         0.03


Results of Operation:
The Company's operations are comprised of three main components: Franchising, financing and investments, and leasing. The following discussion presents an analysis of results of operations of the Company for the years ended
December 31, 2001, 2000, 1999, and 1998.

The preceding chart reflects the most recent four years of the Company's operations. In 2001 operations resulted in a loss before income taxes of $189,268, compared to income before taxes of $135,946 in 2000, income before taxes of $248,547 in 1999 and income before taxes of $158,771 in 1998.

Franchising revenues in 2001 rose 6.7% over 2000. In 2000, franchising revenues decreased slightly from 1999. In 1999, Franchising revenues rose slightly over 1998 as did the number of franchises (.44%), although the number of rooms available within the system decreased slightly (4.3%). These relatively flat numbers are due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. The Company has become more stringent in its requirements relating to franchises in the areas of quality assurance and financial reporting. Along with the slight changes in revenues, the Franchise Division has decreased its administrative cost (4.6%) between 2001 and 2000; by 18.0% between 1999 and 1998 and by 9.0% between 1998 and Between the years 2000 and 1999 there was an increase of 33.3% in these costs due in large part to legal expenses connected with a large lawsuit settlement in 2000. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreement. Gross revenues generated in this area were $402,921 in 2001, $534,363 in 2000, $62,356 in 1999, $334,029 in 1998 and $435,570 in 1997.

Financing revenues continue to drop because interest on the notes receivable is declining as the notes move to maturity. Mortgages and notes receivable balances rose due to the sale of a foreclosed property that had been in fixed assets.

Leasing revenues declined in 1998 through 2000 due to the restructuring of the lease agreements due to economic conditions, such as new competition at each of our locations and our failure to refurbish and upgrade. In 2001, leasing revenues dropped dramatically because no accruals were made for rent income due from the lessee due to the pending termination of the leases and the lack of probability of collection. The Company will manage its properties in-house beginning in the year 2002.

Liquidity:

The question of liquidity should not be an issue in the near future. The non-affiliated entity formerly leasing properties from the Company is in arrears
in its past lease payments; collection is doubtful.   If cash requirements
became an issue, any of the notes could be sold at a discount. However, there is no reason to believe this will be required.

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


Item 9  Disagreements of Accounting and Financial Disclosures
None.

Part III

Item 10  Directors and Executive Officers of the Registrant

The Following persons are the directors and the executive officers of the Registrant.


NAME                          AGE        POSITION & TERM WITH REGISTRANT

Bobby E. Guimbellot           61         CEO-27 Years, Director-29 Years
Michael M. Bush               53         Director-20 Years
Jack M. Dubard                70         President-8 Years, Director-13 Years
C. Guy Lowe, Jr.              66         Director-29 Years
Gretchen W. Nini              54         Director-15 Years
Harry C. McIntire             72         Chairman-8 Years, Director-25 Years
George O. Swindell            64         Director-26 Years
Richard A. Johnson            57         Director-12 Years
Melanie Campbell Hanemann     46         Director-11 Years
John L. Snyder, Jr.           75         Director-11 Years
Melinda P. Hotho              39         Director-8 Years


The Board of Directors of the Company held no regularly scheduled meeting in 2001.

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

Directors who have resigned:

Robert H. Douglas was Director of Motel Operations for the Company until
April 1, 1990, and prior to assuming that position has been in the independent plant nursery business. He previously served as Secretary and Treasurer of the Registrant from September 1983, until April 1986. Prior to that,
Mr. Douglas was Director of Operations for the Company for 8 years.  On
April 1, 1990, Mr. Douglas, formed a corporation to whom several of the Company's motels were leased. Mr. Douglas resigned and retired in 1996.
Mr. Douglas passed away November 2001.

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

Item 11  Executive Compensation

For services rendered in all capacities to the Company and its subsidiaries during the Fiscal Year ended December 31, 2001, the Company paid aggregate cash compensation in the amount of $75,000 to Mr. Guimbellot, the Registrant's. Chief Executive Officer. In 2001, the Company paid aggregate cash compensation in the amount of $91,487.42 to Mr. Dubard, who for said period was Registrant's president. The Company provides Messrs. Guimbellot and Dubard with automobiles and does not require them to account for the personal use, if any, of the automobiles. The personal uses are not included in the compensations reported above. However, the Company estimates that the amount, which cannot be specifically or precisely ascertained, does not exceed 10% of the aggregate compensation, paid and unpaid, reported above.


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



Name & Address of              Amount & Nature                 Present Percent
Beneficial Owner               of Beneficial Ownership         of Class-Note 5

Bobby E. Guimbellot            1,202,797                        50.85%
1726 Montreal Circle
Tucker, Georgia 30084 Note 6


Harry C. McIntire              161,289                         6.82%
Roswell, GA  Note 7

Note 5:
Based on 2,366,395 shares outstanding.

Note 6 :
Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Oats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Ms. Campbell shares voting rights as to Industrial Funds shares with Mr. Guimbellot. Mr. Snyder shares voting rights as to Shelly Plantation with Mr. Guimbellot.

Note 7:
Voting and investment power on 113,331 shares are shared with his wife.


Management Ownership

The following table sets forth, as of this writing, information concerning he ownership of Southern Scottish Inns, Inc. common stock by all directors and by all directors and officers as a group. Southern Scottish Inns, Inc. common stock is the only class of equity securities of the registrant. Except as otherwise indicated, the named beneficial owners possess sole voting power and sole investment power with respect to the shares set forth opposite their respective names.



Name & Address of              Amount & Nature                 Present Percent
Beneficial Owner               of Beneficial Ownership         of Class-Note 8

Michael W. Bush Note 9         3,611                           .15%
Jack M. Dubard Note 10         8,907                           .38%
Bobby E. Guimbellot Note 11    1,202,797                       50.85%
Melanie Campbell Hanemann      2,600                           .10%
Melinda P. Hotho               1,200                           .05%
Richard A. Johnson             25,900                           1.10%
C. Guy Lowe, Jr.               1,335                           .05%
Harry C. McIntire Note 12      161,289                         6.82%
Gretchen W. Nini Note 13       4,801                           .20%
George O. Swindell             1,563                           .06%
John L. Snyder, Jr.            2,600                           .10%

TOTAL                          1,416,603                        59.86%

Note 8:  Based on 2,366,395 shares outstanding.

Note 9:  Includes 250 shares in the name of his minor son.

Note 10:  Includes 513 shares in the name of his wife.

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

Consolidated statements of changes in cash flow of the Company for the Fiscal Years ended December 31, 2001 and 2000 Notes to consolidated financial statements.


2.  Exhibits.
The exhibits filed as part of the Annual report are listed on the exhibit index which immediately precedes and is bound with such exhibits.


(B) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Annual Report.

Note 14: For the Company's fiscal years of 1985 through 1990, our auditor was Robert M. Mosher, C.P.A. of Biloxi, Mississippi. For the Company's fiscal years of 1991 through 1992, our auditor was the firm of Fountain, Seymour, Mosher & Associates of D'Iberville, Mississippi. In February of 1994
(See Item 7, Capital Resources (I)), Registrant and Company moved to the Atlanta area. About such time and in connection with future audits, the decision was made to change auditors and to employ R. J. Clark & Associates, P.C. of Roswell, Georgia. R. J. Clark & Associates, P.C. had done the Company's audits for 1983 and 1984, the audits of Red Carpet Inns International, Inc., a partially owned subsidiary of Registrant for the years 1992 and 1993,and the audits for Hospitality International, Inc., another partially owned subsidiary of Registrant, continuously since 1982. From 1994 and for the foreseeable future, R. J. Clark & Associates, P.C. has done and will do the audits for Southern Scottish Inns, Inc., Red Carpet Inns International, Inc. and Hospitality International, Inc. In accordance with the SEC Practice Section of the A.I.C.P.A., a partner other than the partner in harge must perform a concurring review of the audit report. When the firm is a sole proprietorship, an outside qualified professional must be utilized and one was so utilized.


SIGNATURES
(Originals on file)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SCOTTISH INNS, INC.
(Registrant)


BY:
Bobby E. Guimbellot
Chief Executive Officer


BY:
Jack M. Dubard
President & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FOR THE BOARD OF DIRECTORS:


BY:
Michael M. Bush
Director

BY:
Richard A. Johnson
Director

BY:
Melanie C. Hanemann
Director

BY:
C. Guy Lowe, Jr
Director

BY:
Jack M. Dubard
Director

BY:
Harry C. McIntire
Director

BY:
Bobby E. Guimbellot
Director

BY:
Gretchen W. Nini
Director

BY:
George O. Swindell
Director

BY:
John Snyder
Director





SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


TABLE OF CONTENTS                                  Page Number
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



Board of Directors
Southern Scottish Inns, Inc.
INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

The Company has not presented the selected quarterly financial data, specified by item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

R J CLARK AND ASSOCIATES, PC
Certified Public Accountants
Roswell, Georgia
April 15, 2002

SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS

CURRENT ASSETS                               2001                2000
Cash                                         160,400             54,612
Accounts Receivable-Net (Note G)             350,363             1,234,991
Accounts Receivable-Affiliates (Note G & P)  830,857             502,649
Mortgages & Notes-Affiliates (Note G & P)    31,660              82,919
Mortgages & Notes Receivable (Note G)        514,696             807,673
Inventory (Note C)                           40,834              40,749
Prepaid Expenses                             111,802             69,256
Interest Receivable                          601,549             612,246
Net Deferred Tax Asset (Note K)              30,371              28,776
TOTAL CURRENT ASSETS                         2,672,532           3,433,871

PROPERTY AND EQUIPMENT (Note O)
Land                                        1,567,044           1,649,726
Buildings & Building Improvements           2,521,180           2,587,634
Furniture, Fixtures & Equipment             556,388             569,412
Leasehold Improvements                      41,773              41,773
Total Property & Equipment                  4,686,385           4,848,545
Less: Accumulated Depreciation             (1,167,477)          (1,248,451)
PROPERTY AND EQUIPMENT - NET                3,518,908           3,600,094

OTHER ASSETS

Mortgages & Notes Receivable  3,958,73      4,785,076
Mortgages & Notes-Affiliates (Note P)       1,015,107           1,010,132
Investments in Unconsold. Affil.(Note I)    (146,076)           (233,345)
InvestmentAffiliate                          128,834            124,899
Investment in Real Estate                   244,370             217,964
Trademarks - Net (Notes J and P)            1,210,030           1,252,859
Organization Cost                           6,105               7,822
Deposits                                    4,498               4,498
Deferred Tax Asset                          124,888             61,603
Marketable Equit. Sec.,carried at Market    28,373              25,210
TOTAL OTHER ASSETS                          6,574,859           7,256,718
TOTAL ASSETS                                12,766,299          14,290,683


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                         2001               2000
Accounts Payable - Trade                    178,758            281,416
Interest Payable                            264,473            241,363
Taxes Payable                               177,604            160,486
Other Taxes Payable                         205,767            311,630
Other Liabilities                           454,723            332,975
Mortgages & Notes Payable (Note L)          352,929            396,617
Mtgs. & Notes Payable-Affiliates(Note P)    149,195            118,327
Deferred Severance Pay (Note X)             6,000              14,250

TOTAL CURRENT LIABILITIES                   1,789,449          1,857,064

LONG-TERM LIABILITIES

Mortgages & Notes Payable (Note L)          880,750              1,223,658
Mortgages & Notes Payable-Affil.(Note P)    319,119              327,619
Escrow - Real Estate Tax                    2,118                971

TOTAL LONG-TERM LIABILITIES                 1,201,987            1,552,248

DEFERRED AMOUNTS

Deferred Income-Installment                 574,787              1,485,071
Deferred Rent Income                        0                    450
Net Deferred Tax Liability                  0                    66,552
Deferred Severance Pay (Note X)             167,500              167,500

TOTAL DEFERRED AMOUNTS                      742,287              1,719,573
TOTAL LIABILITIES & DEFERRED AMOUNTS        3,733,723            5,128,885
MINORITY INTEREST (Note A)                  858,835              839,296

STOCKHOLDERS' EQUITY

Common Stock- no par value,
Authorized 5,000,000 shares,
Issued & Outstanding 2,366,395
year ended 2001 and 2000                    6,023,981            6,023,981
Additional Paid in Capital                  42,201               42,201
Retained Earnings                           2,107,559            2,256,320

TOTAL STOCKHOLDERS' EQUITY                  8,173,741            8,322,502

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  12,766,299             14,290,683


SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


REVENUES                      2001                 2000              1999

Franchising Revenues          1,891,113            1,772,185         1,833,472
Financing Revenues            483,070              584,278           620,325
Sale of Furniture             0                    21                439
Operating Lease Revenues      8,229                450,667           507,064
Gain on Sale of Assets        245,913              7,607             134,096
Investment Income             16,764               84,821            0
Contract Negotiated Revenues  388,294              534,363           62,356
Other Income                  402,921              324,844           374,697

TOTAL REVENUES                3,436,304            3,758,786         3,532,449

COST & EXPENSES

Operating Exp-Franchise Div   2,027,905            2,126,044         1,595,417
Operating Expense
Financing & Investing         1,106,244            911,463           1,024,330
Cost of Sales
Furniture Sales               0                    45                4,174
Interest Expense              207,957              237,610           256,347
Depreciation & Amortization   188,817              215,569           238,590
Investment Loss               94,649               132,109           165,044

TOTAL COST & EXPENSES         3,625,572            3,622,840         3,283,902

Income (Loss) from
Continuing Operations
before Taxes & Minority
Interest                      (189,268)            135,946           248,547
Less:
Provisions for Income Taxes
(Note K)                      57,549               (29,535)          (117,439)

Income (Loss) before
Minority Interest             (131,719)            106,411           131,108

Less: Minority Interest
in Income (Loss) of
Consolidated Subsidiaries    (20,205)              (16,293)          (25,877)

NET INCOME (LOSS)            (151,924)             90,118            105,231




INCOME (LOSS) PER SHARE         2001              2000            1999

Income (Loss) per Share
from Operations before Taxes
and Minority Interest           (.08)            .06              .11

Income (Loss) per Share
 before Minority Interest       (.06)            .04             .06

Basic Net Income (Loss)
per Common Share                (.06)            .04              .04

Average Shares Outstanding      2,366,395        2,366,395        2,365,284


SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



Balance             # of Common        Common      Additional         Retained
Year                Shares             Stock       Paid in Capital    Earnings
Balance             Outstanding
December 31,1998    2,365,284          6,023,315   42,201             2,062,090

Shares Issued to Directors
Comprehensive Income:
  Net Income                                                            105,231
  Unrealized Gain on
    Securities, net of tax                                                  347

Balance
December 31, 1999   2,365,284          6,023,315    42,201            2,167,668


Shares Issued to
Non-Directors           1,111              666
Shares Issued to Directors
Comprehensive Income:
  Net Income                                                            90,118

Unrealized Gain/(Loss) on
  Securities, net of tax                                               (1,466)

Balance
December 31, 2000   2,366,395         6,023,981     2,201             2,256,320

Shares Issued to
  Non-Directors
Shares Issued to Directors
Comprehensive Income:
  Net Income                                                          (151,924)
  Unrealized Gain/(Loss) on
  Securities, net of tax                                                 3,163

Balance
December 31, 2001   2,366,395         6,023,981     42,201            2,107,559

SOUTHERN SCOTTISH INNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES


YEAR                                   2001          2000             1999

Net Income                           (151,924)     90,118           105,231

Non-Cash Items Included
in Net Income:

Depreciation and Amortization          188,817      15,570           238,590
Conversion Payable to Note Receivable        0       3,173           (18,762)
Uncollectible Amounts                  352,902      (11,706)         0
(Gain) Loss  - Sale of Assets         (224,834)     1,083            172,014
Deferred Income Recognized            (33,839)      (25,840)         (34,733)
Discount Earned                        32,763       (26,624)         (3,951)
Investment Income-Affiliates           71,332       19,119           157,566
Minority Interest Income               20,205       16,293           25,877
Transfer of Note Payable               0            0                (79,552)
Assets for Accounts Receivable         3,200        4,920             0
Write off Note Payable                 0            0                (1,250)
Accruals & Expense Paid by Investee   (75,879)      0                 0
Note Payable Assignment                0            0                 4,976
Note Payable for Lawsuit Settlement
Legal Expense                          0            110,166           0
Note Payable Sale of Land              0            (42,569)          0
Note Receivable Credits for Accruals   71,031       0                 0
Note Receivable for Lawsuit settlement 0            (279,803)         0
Note Receivable Converted to Expense   0            2,500             0
Note Payable for Accrual              (21,028)      0                 0
Note Converted to Accounts Receivable  47,811       0                 0
Accounts Receivable Converted
To Investment or Note                 (3,500)      (117,209)         (34,000)
Sale Payables for Receivables          0            0                (27,558)
Write Off Note Receivable              3,723        0                 0
Investment Adj. to Deferred Taxes      43,202
Write Off Interest Receivable         (185,576)
Assets Donated to Charity              4,040
Miscellaneous                         (2,197)       322               8,261


Net Changes In Current Assets &
Liabilities:

YEAR                                   2001          2000             1999
Accounts Receivable                    531,726       (7,255)         (346,359)
Accounts Receivable-Affil.            (328,208)          0            86,364
Inventories                                (85)         70             4,248
Loan Receivable-Employee                    0          213               500
Deferred Rent                             (450)          0                 0
Interest Receivable                     10,697    (213,148)          (91,935)
Income Tax Receivable                        0           0            (4,629)
Prepaid Expense                        (42,546)    (19,158)            3,396
Organization Cost                            0       1,718                 0
Accounts Payable                      (102,658)    188,281           (92,657)
Interest Payable                        23,110     66,695              8,261
Taxes Payable                          (88,745)   104,427            (31,701)
Deferred Income Tax                   (131,432)    34,654             53,704
Other Accrued Liabilities              121,748   (303,151)           242,598
Escrow - Real Estate Taxes              1,147           0                  0
Deferred Severance Pay                 (8,250)     26,000              3,700

NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                126,303     (161,141)           348,199

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES

Notes Receivable Issued             (2,000)      (16,000)          (78,648)
Collections on Mortgages
 and Notes Receivable              128,322       489,220           148,136
Acquisition (Disposition)
 of Fixed Assets                  (16,037)       (63,484)          (19,831)
Receipts with Sales of Assets     432,220         36,115                 0
Investment Purchases             (175,263)        (5,334)         (129,870)
Payments Made with
 Sale of Assets                         0              0           (36,036)
Advance Receipts
 for Investments                        0       (14,029)            15,000

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES              367,242       426,488          (101,249)

CASH FLOWS PROVIDED BY
(USED FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable      170,232        124,217           209,919
Principal Payments on
 Mortgages and Notes Payable    (557,989)      (409,961)          (2,049)
Issuance of Stock                      0            666                0
Principal Payments on
Capital Lease Obligations              0           (910)        (480,465)

NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES          (387,757)       (285,988)       (272,595)

Increase (Decrease)
  in Cash                        105,788         (20,641)        (25,645)

Cash - Beginning                  54,612          75,253         100,898

Cash - Ending         $          160,400  $       54,612  $       75,253


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 AND 1999


NOTE

 A - HISTORY

The Company was incorporated on November 8, 1971, under the laws of the state of Louisiana.

The Company has consolidated the operations of two corporations, Red Carpet Inns International, Inc. and Hospitality International, Inc. The Company owns a 50 percent interest in Hospitality International, Inc. and Red Carpet Inns International, Inc. owns the other 50 percent; therefore, all of its operations are included in these financial statements and it is noted as the franchising division. The Company owns 74.9 percent of Red Carpet Inns International, Inc.

The Company's financing and investing division provides owner financing to persons acquiring motel properties previously operated and/or owned by the Company. They look to acquire available properties for development and/or future sale. The Company also invests in companies whose business operations include property development. These activities primarily occur in the Southeast.

The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators. It is the exclusive franchiser for Red Carpet Inns and Master Host Inns as well as Scottish Inns. Its market has historically been the contiguous United States; however, in 1994 the Company began to explore international markets. As of December 31, 2001 the Company had one franchise in Jamaica. The Company also provides a nationwide central reservation service for its franchisees. This service was provided in house until the end of 2001. In 2002, the Company engaged an outside service.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following non-cash transactions took place in 2001:

  The Company purchased four vehicles for $69,807 with notes payables for the lack of consideration.

  The Company sold a vehicle for $3,200 to an employee in exchange for the employee's auto allowance.

  The Company disposed equipment with original costs of $18,388 and accumulated depreciation of $17,441.

  The Company sold a parcel of land with an adjusted basis of $13,289 held for investment in exchange for notes and interest totaling $39,389 due to the buyer. The gain on the exchange was $26,100.

  The Company foreclosed a mortgage with a principal balance due of $1,473,990, interest receivable due of $185,102 and related discount of $876,446 for the underlying property. The property was subsequently sold for $20,000 in cash, payment of accrued property taxes and expenses of $73,365 and a new note receivable in the amount of $739,785. The gain recognized on the sale was $50,504.

  The Company took back property in lieu of foreclosure of a note in the amount of $265,312. The property was booked in the same amount. Interest receivable of $474 due on the note was written off.

  The Company donated two barges and a boat with original costs of $58,560 and accumulated depreciation of $54,520 to charity.

  The partnership in which the Company has a 50% ownership (See Investments in Unconsolidated Affiliates) made principal note payments in the amount of $6,994 on one of the Company's loans.

  The Company wrote off prior year receivables of $352,902 to bad debt that were due from the company that leases the Company's properties. This decision was made because this company went out of business on January 1, 2002. The Company will manage the properties in house beginning in the year 2002.


B4 - ACCOUNTING POLICY - STATEMENT OF CASH FLOWS - (Continued)

The following non-cash transactions took place in 2000:

  The Company issued a note payable in the amount of $16,898 related to the purchase of land.

  The Company sold land with a book value of $3,027 for $7,500.

  The Company converted accounts receivable in the amount of $101,039 to a note receivable.

  The Company was involved in a multifaceted non-cash transaction with a net change of $35,686.The Company had bad debt recovery in the amount of $11,706 assumed by a related party in the form of a note.

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

  The company that leases of the Company's properties made payments on notes payable in the amount of $18,762. This company received credit for these payments on its accounts receivable balance.

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


In 2001, the Company paid $7,471 in income taxes and $162,237 in interest.

In 2000, the Company paid $30,000 in income taxes and $237,610 in interest.

In 1999, the Company paid $0 in income taxes and $205,370 in interest.


C - INVENTORY

Inventory is valued at the lower of cost or market and consists of hotel and motel furniture. The method used in determining the cost is the average cost paid for the items.

Listed below are sales and cost of inventory sold:



                                           2001           2000          1999

               Sales                 $       -  $          21  $         439
               Cost                          -             45          4,174

               GROSS PROFIT (LOSS)   $       -  $        (24)  $      (3,735)

D - REAL ESTATE SALES

Gains on real estate transactions on which substantial down payments are not received are deferred and recognized as income only as the principal amount of the obligation is received. This deferred income is shown on the balance sheet as a deferred income installment. Deferred income recognized was $33,839 in 2001, $26,289 in 2000, and $33,433 in 1999.


E - DEFERRED DEBT ISSUE COSTS

Deferred debt costs (primarily commitment fees) are being amortized over the original term of the long-term debt to which they relate.


F - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the years ending December 31, 2001, 2000 and 1999 was 2,366,395, 2,366,395, and 2,365,284 respectively.


G - ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE

In accounts receivable - trade for franchise sales, an allowance account is provided based on a percentage of the outstanding accounts. During the year, all bad debt write-offs were made to



G - ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE - (Continued)

the allowance account. Accounts Receivables - Trade for 2001 and 2000 are presented net of allowance for doubtful accounts of $38,394 and $43,510 respectively.

Prior to 2001, Accounts Receivable-Net also included amounts due for the Company's operating leases. In the year 2001, no accruals were made for rent income due from lessee because of the pending termination of the leases and the lack of probability of collection. All lease payments received in 2001 were applied against prior year receivables. Since no accruals were made, lease income dropped significantly. Furthermore, the remaining balance due for the leases was written off to bad debt. Management made this decision in view of the financial failure of the lessee (See Cash Flow and Operating Leases).

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

Included in the mortgages and notes receivable - short term are notes the Company has with franchisees for initial franchise fees, royalty fees, sign rental and room reservation income. The notes are either non-interest bearing or convey an interest rate of up to 12 percent. These notes total $353,772 in 2001 and $373,279 in 2000. All are originally due within one year.
However, certain notes have been extended and have been outstanding for over one year. Those notes due over one year are interest bearing.

Mortgages and notes receivable are stated net of associated discounts. In 2001 and 2000, the discounts totaled $86,938 and $54,175 respectively.

The weighted average interest rate of the mortgage notes held by the Company is
11.4 percent, and they range from 6 percent to 12.5 percent.

The Company plans to hold the notes until maturity.

Maturities over the next five (5) years are as follows:

                                2002              $     178,404
                                2003                    197,002
                               2004                    217,555
                               2005                    240,271
                               2006                    253,086
                              Beyond                 2,872,406

H - LOANS - EMPLOYEES

Loans-Employees represents travel advances and/or loans to employees.



I - INVESTMENTS

I. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist of the following:

                             % Ownership         2001              2000
Houma Atrium Bldg.-
     Partnership                 50%          (465,919)         (593,182)
Extasea Casino Cruises
     Of No. Florida, Inc.        40%           316,898           373,656
Hospitality Int'l Real
      Estate, Inc.               45%            2,945            (13,819)

Totals                                  $    (146,076)    $     (233,345)

The CEO and another individual own the remaining 50% of the Houma Atrium Building Partnership. Hospitality International Real Estate, Inc. is 55% owned by one individual. The CEO and two other individuals own the remaining ownership of Extasea Casino Cruises of North Florida, Inc.

The Company's share of the Houma Atrium Building Partnership losses was $31,388 in 2001 and $75,349 in 2000. Losses on the investment have been recognized up to the Company's at- risk amount. In 2001, the management company that collects
lease payments for its properties advanced monies to the partnership.   The
Company increased its investment in the partnership for these payments in 2001. In 2000, the investment in the Houma Atrium Building partnership was reduced and converted to an interest bearing note receivable to bring capital balances to agree to percentages of ownership. The CEO of the Company owns 25% of this partnership (See Related Party).

Negative investments reflect losses in excess of investment. The Company is at risk up to at least the amount indicated.

Extasea Casino Cruises of No. Florida, Inc. owns the M/V Fantasea, which was originally named the M/V Commonwealth. The CEO as well as some of the directors has interests in this investment (See Related Party).
I - INVESTMENTS - (Continued)

All the Company's investments in unconsolidated affiliates operate with fiscal years ending on December 31. Summarized balance sheet information of the unconsolidated affiliates as of December 31, 2001 and 2000 are as follows:

                                                 2001               2000

Current Assets                        $       180,979     $      30,430
Property and other assets, net              3,271,982         3,514,348
Current liabilities                           597,973           551,741
Long-term debt and other liabilities        2,972,722         3,344,703
Equity                                      (117,734)         (351,666)
Gross Revenues                               847,305           797,960
Net Income/ (Loss)                          (168,282)         (126,947)

II. UNDISTRIBUTED EARNINGS OF UNCONSOLIDATED AFFILIATES

Pursuant to SEC Rule 4-08, the Company discloses that the consolidated retained earnings does not contain undistributed earnings of 50 percent or less owned investments accounted for by the equity method as of December 31,1998.

III. MARKETABLE EQUITY SECURITIES

Marketable equity securities are available for sale. Holding gains are presented in stockholder's equity. Income taxes related to the gains are $4,042 in 2001, $3,408 in 2000, and $897 in 1999.


J - INTANGIBLE ASSETS - TRADEMARKS

Trademarks are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited (not exceeding 40 years). They are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization was $503,132 and $460,303 on December 31, 2001 and 2000, respectively.

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

K - INCOME TAX

The components of the provision for income taxes are as follows:

                            2001             2000               1999
Current:
    Federal         $     23,194     $     10,564    $        53,551
    State, local,
    and franchise taxes    7,487            3,974              8,681

Total Current             30,681           14,538             62,232

Deferred Book Tax (Benefit):
    Federal              (73,020)          11,010             46,424
    State, local,
     and franchise taxes (15,210)           3,987              8,783

Total Deferred           (88,230)          14,997             55,207

Net Tax Expense/
    (Benefit)      $     (57,549)    $    29,535    $        117,439

The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate is as follows:


                                   2001             2000               1999
Federal statutory
     tax rate                     (30.0)%           26.0%              32.0%

    Dividends received
      Deduction                    (0.2)            (0.7)             (0.1)
    Undistributed earnings
      from affiliates               6.4             (5.3)             12.0
    State tax, net of Federal
      Tax                          (1.0)             1.5               2.8
    Amortization of  trademarks     2.0              2.4               1.6
    Nondeductible meals             2.1              2.5               1.7
    Penalties                       4.5              0.5               0.5
    Other                         (14.2)            (5.2)             (3.2)

Effective tax rate                (30.4)%           21.7%             47.3%

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:


                                   2001             2000               1999
Current deferred income tax assets:

     Net operating loss
       Carryover                 26,486          26,678               4,454
     Deferred severance pay       2,270           2,046               2,976
     Contribution carryover      1,615               52                  17

Total current deferred          30,371           28,776               7,447


Long-term deferred income tax assets:

     Net operating loss
       Carryover               155,521            7,943                  0
     Change in reserve
       for bad debts            28,107                0             39,796
     Deferred severance pay     63,378           43,028             35,650
     Capital loss carry forward      0           10,632             10,632

Total Long-term deferred       247,006           61,603             86,078


Long-term deferred income tax liabilities:

     Amortization on
      Trademarks               96,510           66,552             85,779
     Installment sale          25,608                0            102,138

Total long-term deferred      112,118           66,552            187,917

Hospitality International, Inc. had a net operating loss (NOL) of $14,678 in 1998, $7,479 in 1999 and $23,874 in 2000 for federal income tax purposes. The entire NOL was utilized against taxable income in the year 2001.

Southern Scottish Inns, Inc. had a net operating loss of $378,283 in the year 2001 that expires in the year 2016. The Company also has net operating loss carryovers still available from 1996 in the amount of $35,337 and from 1998 in the amount of $67,462 that expire in the years 2011 and 2013 respectively.

Listed below are the years, amounts and tax benefits of the net loss carryover used:

                                   2001             2000               1999
Net operating loss utilized
                             $   46,031        $  22,649          $  91,809
Tax benefit                      10,905            5,889             19,270
Tax rate                          23.7%            26.0%              21.0%

The Company and its subsidiaries file unconsolidated tax returns. The entities are not subject to IRC SEC. 1563.


L - DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. Debt obligations consist of the following:

 8% - 8.95%          2002 - 2009      $   169,442  $    206,563
9% - 9.95%           2002 - 2006           84,161       358,610
10% - 10.95%         2002 - 2017          530,631       603,358
11% - 11.95%         2002 - 2008          513,769       538,793
12%-14%              2002 - 2004          233,179       115,527
15%                  2003 - 2004            7,579         7,579
Variable             2002 - 2005          163,232       235,791

Total Debt Obligations                  1,701,993     2,066,221

Less: Amounts Maturing
      Within one year                    502,124        514,944

Net Long-Term Notes                    1,199,869      1,551,277

Maturities of debt for the five years succeeding December 31, 2001 are a follows:

                 2002                         502,124
                 2003                         205,493
                 2004                         153,014
                 2005                         114,266
                 2006                         106,518
                Beyond                        620,578

Total                                       1,701,993

The above notes include various restrictions, none of which are presently significant to the Company.

The debt obligations are secured by assets on the consolidated balance sheet with a book value of $2,648,869 and an estimated fair value of $5,477,286.

There are no compensating cash balance requirements attached to any of the debt instruments.


M - OPERATING LEASES

The Company leases out as office space a portion of the corporate headquarters it owns. The allocated cost of the portion leased for 2001 and 2000 is $340,606 and $340,332 respectively and its allocated accumulated depreciation is $130,214 in 2001 and $118,079 in 2000.

The terms of lease agreements vary by tenant and circumstance; however, all current lease agreements are for one year or less.

M - OPERATING LEASES - (Continued)

The Company also leases properties it owns in various states. These properties are recorded in Property and Equipment with a cost of $3,383,071 in 2001 with accumulated depreciation of $592,289 and $3,396,785 in 2000 with accumulated depreciation of $658,013.

The Company leased a copier under a non-cancelable operating lease with a term of five years in the year 2000. This lease replaced on old lease obtained in 1997. Rent expense that included maintenance, insurance and taxes was $15,005 in the year 2001 and $11,270 in the year 2000. The following is a schedule by years of future minimum rentals (equipment rent only) under the lease at December 31, 2001:

           2002             $ 8,095
           2003               8,095
           2004               8,095
           2005               8,095
          Total             $32,380

The present value of the minimum lease payments is $23,327.


N - INDUSTRY SEGMENTS

The information about the Company's operations in different industries is as follows:

                                   2001             2000               1999

Sales to unaffiliated customers:

Franchising                   1,891,113        1,772,185          1,833,472
Financing & Investing           745,747          676,706            754,421
Leasing                           8,229          450,667            507,064

Net profit (loss):

Franchising                      80,584           31,598             14,957
Financing & Investing           (12,645)          18,371             16,342
Leasing                         (58,908)         136,918            190,748

Identifiable assets:

Franchising                   1,900,892       1,842,913           1,664,828
Financing & Investing        11,600,535      12,138,292          12,479,423
Leasing                       2,918,409       3,725,798           3,683,599

Depreciation expense:

Franchising                     42,139           53,746              71,292
Leasing                         56,499           71,141              72,219

Amortization expense:

Franchising                      21,079          21,079              21,079
Leasing                           1,717           1,717               1,817

Additions in property, plant and equipment:

Franchising                       5,362          62,568              12,883
Leasing                             274           7,010               1,971

In the Financing & Investing Segment, the Company has included net income/
(loss) from unconsolidated equity investments totaling $(87,896) in 2001, $(57,321) in 2000, and $(147,648) in 1999.


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
Leasehold Improvements                            Term of lease

Depreciation and amortization expense was $188,817 in 2001, $215,569 in 2000, and $238,590 in 1999.


P - RELATED PARTY TRANSACTIONS

The CEO of the Company is an owner in two of the investments in which there have been losses (See Investments in Unconsolidated Affiliates).

The Company is a joint owner in a barge with the CEO. The Company's investment in the barge totaled $128,834 and $124,333 as of December 31, 2001 and December 31, 2000 respectively. Included in Accounts Receivable-Affiliates are expenses totaling $36,805 paid for the barge in 2001.


P - RELATED PARTY TRANSACTIONS - (Continued)

In 2000, the Company took back land and a motel for the amounts of the unpaid principal of $590,138 and accrued interest of $64,772 due from a corporation in which the CEO is a 50% shareholder.

Included in Accounts Receivable-Affiliates are expenses totaling $148,925 in 2001 and $142,414 in 2000 for expenses the Company paid on behalf of Texas Marine Development Corporation, the operating company for M/V Fantasea which is owned by Extasea Casino Cruises of No. Fla, Inc. an investment in which the CEO and some of the directors also have interests (See Investments in Unconsolidated Affiliates). Receivables are also due from this investee company totaling $390,508 in 2001 and $246,931 in 2000.

Also included in Accounts Receivable-Affiliates are expenses totaling $184,167 in 2001 and $22,295 in 2000 paid on behalf of the CEO.

The CEO's ownership of the Company's common stock was 50.85% as of December 31, 2001.

Other amounts included in Accounts Receivable-Affiliates are: matching capital contributions due from the other 25% partner in the partnership in which the Company is a 50% owner (See Investments in Unconsolidated Affiliates) totaling $27,853 at the end of 2001 and 2000 and expenses paid on behalf of two affiliates totaling $45,599 in 2001 and $26,352 in 2000. One of these affiliates closed in the year 2000. The remaining balance of $18,117 due from this company was written off to bad debt in that year.

The following is a schedule of loans to related parties:

Related         Interest              Principal              Accrued Interest
Party            Rate                  Balance                 Receivable

                              2001          2000      2001           2000

PTR Mortgage      10%       586,791      586,791     175,728      135,016
Partnership    6%  - 10%     18,816       17,264      21,813       20,602
CEO             6% - 10%      4,975       52,811      25,323       21,574
Partnership        6%       436,185      436,185      69,491       23,521

   Totals             $  1,046,767  $  1,093,051  $  292,355  $   200,713

The following is a schedule of loans from related parties:

Related                 Interest         Principal              Accrued Interest
Party      Maturities     Rate              Balance                 Receivable

                                  2001          2000      2001           2000

Company    2002-2005    10%    207,377       207,377   134,056        113,318
Individual 2002-2005    12%     81,801        81,801    49,122         39,131
CEO        2002-2005     6%    129,813       129,813    31,156         15,578
Individual 2002-2005    15%      7,579         7,579     2,768          1,669
Individual 2002-2005    13%     10,350        18,850    19,380         17,628
Individual    2002      10%        526           526       210            158
Individual    2002      10%     30,868             0       514              0

Totals                         468,314      445,946    237,206        187,482

Less: Amounts Maturing
  within one year              149,195      118,327

Net Long-Term
   Notes - Affiliates          319,119      327,619

Maturities of Long-Term:

                  2002                  $       149,195
                  2003
                  2004
                  2005
                  2006
                 Beyond                         319,119

                 Total                  $       468,314

Interest paid to related parties was $ 0 in 2001, $78 in 2000, and $9,888 in 1999.


Q - CAPITAL LEASES

Computers and hardware upgrades were purchased under two and three year lease agreements in 1997. All had bargain purchase options and were recorded as capital leases. One of the computers was sold to an employee in 2000.

The equipment valuation (the same as its estimated fair value) is as follows:

                                            2001                2000

       Computer Equipment                 11,985              11,985
       Accumulated Depreciation          (10,786)             (8,390)

       Book Value                          1,199               3,595

The leases were paid in full in 2000.


R - LITIGATION, CLAIMS AND ASSESSMENTS

The Company is named as a defendant for damages in an unspecified amount, reasonable attorney fees, interest and costs as a result of the Company's alleged violation of a patent. It is counsel's opinion that the Company will be dismissed without the Company's being liable for any money.

The Company also has two cases where there is a trial for Declaratory Judgment where the franchisee is seeking a determination as to the validity of the franchise. In these cases, the Company is seeking damages under the franchise agreement against the franchisee. In one case, the franchisee has filed a counterclaim. Counsel expects the matter to be dismissed in a Motion for Summary Judgment.

Legal fees paid during 2001, 2000 and 1999 were $256,539, $165,005, and $194,207 respectively.


S - STOCK ISSUANCE

In 2000, 20,000 shares of Red Carpet Inns International, Inc., common stock were issued for 1,111 shares of Southern Scottish Inns, Inc., common stock. The issuance was valued at fair market value ($0.60 per share) of Southern Scottish Inns, Inc. common stock. Minority interest has been diluted by these stock swaps.

T - LITIGATION SETTLEMENTS

From 1995 to 2001, the Company aggressively pursued its legal rights to its trademarks. It has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements. Settlements were reached on a number of lawsuits in all years that significantly increased the revenues of the Company. Attorney fees related to those settlements also increased in all years.


U - ADVERTISING COSTS

The franchising division collects advertising income to fund advertising services that are provided to benefit franchisees. Advertising costs are expensed as incurred with the exception of its semi-annual directories, which are amortized on a monthly basis.

Following is a summary of advertising income and advertising costs for the years ended December 31:

                                        2001            2000             1999
Advertising Income                   273,914         283,491          302,979
Advertising Costs                   (607,129)      (581,382)         (556,259)
Excess of Advertising Costs over
  Advertising Income                (333,215)      (297,891)         (253,280)

U - ADVERTISING COSTS - (Continued)

The Company also prepaid advertising costs in the amount of $27,737 for the 2001 directory in the year 2000 and $27,737 in the year 2001 for the 2002 directory.


V - CONTINGENCIES

The amount of accounts receivable in litigation or collections was $35,410 at the end of 2001 and $22,848 at the end of 2000. It is management's and counsel's opinion that the chances for collection are good.

The Company's franchising division pays commissions to its sales representatives on franchises sold. The Company policy is to pay the sales person based on receipts of royalties from the franchisee. The commissions are recognized as earned when the franchisee pays the royalty fees.

Estimated contingent commissions for future years are approximately $80,784. This amount has not been accrued.

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

In 1996, the Company had two secured mortgage notes classified as non performing. They totaled $2,482,861 with accrued interest of $382,099 at December 31, 1996. On December 31, 1997, the Company foreclosed one of the mortgages and took back the land and motel for the amounts of the unpaid principal of $1,008,971 and accrued interest of $163,756. (The operating income of this motel is not included in the Company's income statement in 1997 nor were the two prior years' operating results available from the prior owners). In 1998, the motel was leased to a management company. In 1999, the land and motel obtained in 1997 by foreclosure was sold for $1,100,000. The remaining non-performing note totaled $1,473,990 at December 31, 2000 with accrued interest of $185,102 at December 31, 2000. The Company foreclosed this note in the year 2001 and sold the land and motel taken back (See Cash Flow).

In 1998, the Company pledged one of its properties as security for a second mortgage on a building owned by the partnership in which it has a 50% ownership (See Investments in Unconsolidated Affiliates). The book value and market value of the pledged property was $530,733 and $2,382,981 respectively at December 31, 2001.

II.   FAIR VALUE OF FINANCIAL INSTRUMENTS

INVESTMENTS - It is not practicable to estimate the fair value of investments because there are no quoted market prices for its untraded common stock investments, and a reasonable estimate of fair value could not be made without incurring excessive costs.

MORTGAGES AND NOTES RECEIVABLE - The fair value of the mortgage and notes receivable was determined by management estimates of the property values that secure the mortgage notes. The fair value of these instruments is $5,520,193 at December 31, 2001 and $6,685,800 at December 31, 2000, the carrying values on the balance sheet.

MORTGAGES AND NOTES PAYABLE - The fair value of long-term debt equals the carrying value. Fair values for these instruments are $1,701,993 in 2001 and $2,066,221 in 2000.

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


 Y - DISCONTINUED OPERATIONS

The furniture sales division of the Company was closed in February 1998. Gross profits derived from the furniture sales division are disclosed in Note C - Inventory. Losses from the operations of the division, net of tax benefits / (expenses) of $0 in 2001, $0 in 2000, and $856 in 1999. Costs to close the division were minimal.


Exhibit 22


Wholly Owned Subsidiaries of Southern Scottish Inns, Incorporated:

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



Partially Owned Subsidiaries of Southern Scottish Inns, Incorporated:

Hospitality International Real Estate, Inc.
Hospitality International, Inc.
Red Carpet Inns International, Inc.
Scottish Ventures No. 2, LLC

EXHIBIT 27

<FISCAL-YEAR-END>                          DEC-31-2001
<PERIOD-END>                                      DEC-31-2001
<PERIOD-TYPE>                                   YEAR
<CASH>                                                   160,400
<SECURITIES>                                        0
<RECEIVABLES>                                   2,329,225
<ALLOWANCES>                                   0
<INVENTORY>                                       40,749
<CURRENT-ASSETS>                            2,672,532
<PP&E>                                                     4,686,385
<DEPRECIATION>                                  (1,167,477)
<TOTAL ASSETS>                                   12,766,299
<CURRENT-LIABILITIES>                     1,289,449
<BONDS>                                                   1,201,987
<COMMON>                                              6,023,981
<PREFERRED-MANDATORY>               0
<PREFERRED>                                           0
<OTHER-SE>                                               3,008,595
<TOTAL-LIABILITY-AND-EQUITY>      12,766,299
<SALES>                                                       0
<TOTAL-REVENUES>                               3,436,304
<CGS>                                                           0
<TOTAL-COST>                                          0
<OTHER-EXPENSE>                                   3,625,572
<LOSS-PROVISION>                                   0
<INTEREST-EXPENSE>                              207,957
<INCOME-PRETAX>                                   (189,268)
<INCOME-TAX>                                           57,549
<INCOME-CONTINUING>                          (131,719)
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                  (20,205)
<CHANGES>                                                  0
<NET-INCOME>                                            (151,924)
<ESP-PRIMARY>                                           (.08)
<ESP-DILUTED>                                            (.06)




Exhibit Index


Exhibit

1.  Inapplicable

2.  Inapplicable

3. Exhibit 3 (a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 is hereby incorporated by reference (Articles of Incorporation of Southern Scottish Inns, Inc. as amended)
(b) Exhibit 3 (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 is hereby incorporated by reference (by-laws of outhern Scottish Inns, Inc.).

4.  Specimen Common Stock Certificate

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

27. Inapplicable

28. Inapplicable

29. Inapplicable