Form 10-Q
period 2001-03-31
SOUTHERN SCOTTISH INNS INC
filed 2005-05-20
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-7107

SOUTHERN SCOTTISH INNS, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-0711739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1726 Montreal Circle

Tucker, Georgia 30084

(Address of principal executive offices)

(Zip Code)

(770) 938-5966

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

CLASS	SHARES OUTSTANDING AT MARCH 31, 2001
Common Stock, Par Value $0.01 per share	2,366,395

SOUTHERN SCOTTISH INNS, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets-As of March 31, 2001 (Unaudited) and December 31, 2000	2-3
Consolidated Statements of Income-For the three months ended March 31, 2001 and March 31, 2000 (Unaudited)	4

Consolidated Statements of Cash Flows-For the three months ended March 31, 2001 (Unaudited)	5

Notes to Consolidated Financial Statements	6-8

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS:

Item 1-Business	9-11

Item 2-Legal Proceedings	11

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	12

Item 4-Controls and Procedures	13

SIGNATURES	14

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2001 (Unaudited)	December 31, 2000
CURRENT ASSETS
Cash	$43,926	$54,612
Accounts Receivable-Net	1,600,946	1,234,991
Accounts Receivable-Affiliates	627,003	502,649
Mortgages & Notes-Affiliates	545,551	82,919
Mortgages & Notes Receivable	916,028	807,673
Inventory	40,749	40,749
Prepaid Expenses	42,773	69,256
Interest Receivable	593,584	612,246
Net Deferred Tax Asset	16,409	28,776

TOTAL CURRENT ASSETS	4,426,696	3,443,871

PROPERTY AND EQUIPMENT
Land	1,649,726	1,649,726
Buildings & Building Improvements	2,349,907	2,629,367
Furniture, Fixtures & Equipment	379,318	376,062
Vehicles	190,150	193,350
Total Property & Equipment	4,569,101	4,848,545
Less: Accumulated Depreciation	(1,155,307)	(1,248,451)
TOTAL NET PROPERTY AND EQUIPMENT	3,416,794	3,600,094

OTHER ASSETS
Mortgages & Notes Receivable	5,270,175	4,785,076
Mortgages & Notes-Affiliates	0	1,010,132
Investments in Unconsolidated Affiliates	(153,346)	(109,112)
Investment in Real Estate	217,964	217,964
Trademarks - Net	1,245,089	1,252,859
Loan Cost	7,822	7,822
Other Assets	3,711	4,498
Deferred Tax Asset	0	61,603
Marketable Equity Securities, Carried at Market	25,210	25,210

TOTAL OTHER ASSETS	6,536,625	7,256,052

TOTAL ASSETS	$14,377,388	$14,290,017

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2001 (Unaudited)	December 31, 2000

CURRENT LIABILITIES
Accounts Payable - Trade	$302,998	$281,416
Interest Payable	216,297	241,363
Income Taxes Payable	168,985	160,486
Other Taxes Payable	311,630	311,630
Other Liabilities	336,324	332,617
Mortgages & Notes Payable	282,440	396,617
Mortgages & Notes Payable-Affiliates	142,877	118,327
Deferred Severance Pay	6,000	14,250

TOTAL CURRENT LIABILITIES	1,767,551	1,857,064

LONG-TERM LIABILITIES
Mortgages & Notes Payable	1,317,223	1,223,658
Mortgages & Notes Payable-Affiliates	313,069	327,619
Escrow - Real Estate Tax	3,152	971
TOTAL LONG-TERM LIABILITIES	1,633,444	1,552,248

DEFERRED AMOUNTS
Deferred Income-Installment	1,485,071	1,485,521
Deferred Income Tax	47,274	66,552
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	1,699,845	1,719,573

TOTAL LIABILITIES & DEFERRED AMOUNTS	5,100,840	5,128,885

MINORITY INTEREST	841,170	838,630

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 year ended 2001 and 2000	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	2,369,196	2,256,320

TOTAL STOCKHOLDERS' EQUITY	8,435,378	8,322,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,377,388	$14,290,017

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2001	2000

REVENUES

Franchising Revenues	$426,930	$442,901
Financing Revenues	89,437	115,330
Leasing Revenues	118,047	110,861
Equity in Income of Unconsolidated Affiliates	0	1,100
Legal Settlement Revenues	500	48,875
Gain on the Sale of Assets	133,955	43,923
Other Income	34,926	8,833
TOTAL REVENUES	803,795	771,823

EXPENSES

Operating Expense-Franchise Division	382,589	474,558
Operating Expense-Financing & Investing	113,420	103,853
Leasing Expense	48,313	0
Interest Expense	35,911	51,974
Depreciation & Amortization	48,581	16,441
Equity in Loss of Unconsolidated Affiliates	0	0
TOTAL EXPENSES	628,815	646,826

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	174,981	124,997

Provisions for Income Taxes	(59,572)	(2693)

Net Income (Loss) before Minority Interest	115,409	122,304

Minority Interest in (Income) Loss - RCII	(2,540)	(1,686)

NET INCOME (LOSS)	112,869	120,618

INCOME (LOSS PER SHARE)

Income (Loss) per Share before Taxes & Minority Interest	.07	.05
Income (Loss) per Share before Minority Interest	.05	.05

Basic Net Income (Loss) per Common Share	$.05	$.05

Average Shares Outstanding	2,366,395	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

March 31, 2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$112,869
Non-Cash Items Included in Net Income:
Depreciation and Amortization	48,581
Minority Interest Income	2,540
(Gain) Loss on Sale of Assets	(133,955)
Miscellaneous	800

Net Changes In Current Assets and Liabilities:
Accounts Receivable	11,566
Accounts Receivable-Affiliates	(124,354)
Deposits	787
Interest Receivable	18,662
Prepaid Expense	26,483
Accounts Payable	21,582
Interest Payable	(25,066)
Taxes Payable	8,499
Deferred Income Tax	54,692
Other Accrued Liabilities	(5,351)
Escrow - Real Estate Taxes	2,181

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	20,516

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Collections on Mortgages and Notes Receivable	28,185
Acquisition (Disposition) of Fixed Assets	(3,256)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	24,929

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Principal Payments on Mortgages and Notes Payable	(56,131)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(56,131)

Increase (Decrease) in Cash	(10,686)

Cash - Beginning	54,612

Cash - Ending	$43,926

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. These financial statements for the three months ended March 31, 2001 and March 31, 2000 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2001. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

Prior to 2001, the Company did not provide Consolidated Statements of Cash Flows or Industry Segments in its filed 10Q's. Therefore, the 10Q for period ending March 31, 2001 does not include any comparative figures for the period ending March 31, 2000. Consolidated Statements of Cash Flows and Industry Segments are, however, included in the filed 10K for year ended 2000.

B - RECLASSIFICATIONS

Certain reclassifications have been made to prior period information to conform to the current period presentation.

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:

Three Months Ended
March 31, 2001
Sales to Unaffiliated Customers

Franchising	$426,930
Financing & Investing	223,392
Leasing	118,047
Total Sales to Unaffiliated Customers	768,369

Other Income:
Franchising	11,182
Financing & Investing	20,250
Leasing	3,994
Total Other Income	35,426

Depreciation and Amortization:
Franchising	11,511
Financing & Investing	7,900
Leasing	29,170
Total Depreciation and Amortization	48,581

Interest Expense:
Franchising	1,411
Financing & Investing	6,830
Leasing	27,670
Total Interest Expense	35,911

Bad Debt Expense:
Franchising	6,286
Financing & Investing	0
Leasing	0
Total Bad Debt Expense	6,286

Net Income (Loss):
Franchising	49,107
Financing & Investing	46,873
Leasing	16,889
Total Net Income (Loss)	$112,869

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C - INDUSTRY SEGMENTS (Continued)
Three Months Ended
March 31, 2001

Identifiable Assets:
Franchising	$1,904,543
Financing & Investing	8,573,391
Leasing	3,855,528
Total Identifiable Assets	14,333,462

Additions in Property & Equipment:
Franchising	3,256
Financing & Investing	0
Leasing	0
Total Additions in Property & Equipment	$3,256

PART II

Item 1. Business

A. - General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly.

B. - Segment Information

The Company identifies three significant industry segments as "franchising," "financing & investing," and "leasing & lodging." All revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible.

C. - Description of Business

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

Raw Materials

Not Applicable.

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

Seasonality

The Company's financing and leasing businesses by their nature are not subject to seasonal fluctuations except, perhaps, as to mortgagors and lessees' ability to meet payment schedules due to seasonality of their businesses. The revenues from the Company's franchising and lodging segments tend to be greater in the spring and summer months during peak travel periods than during slower business months.

Working Capital

The Company's financing receipts are comprised primarily of interest which does not become reflected on its balance sheet until after it is earned, whereas its payments on underlying debts are comprised primarily of principal reduction and the portion which will be returned over the next twelve months is reflected on the balance sheet as a current liability. Because of this, the Company believes a current ratio of less than one to one is appropriate for its business. However, the Company continues to attempt to, among other things, (1) reduce and contain overhead costs, (2) seek to dispose of underproductive assets, and (3) seek the most advantageous financing terms available.

From 1995 to 2000, in particular, the Company aggressively pursued its legal rights to its trademarks. Largely, it has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements. Settlements were reached on a number of lawsuits in most years that significantly increased the revenues of the Company. Attorney fees related to those settlements also increased in those same years.

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

Backlogs - Not Applicable.

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

Developing and financing lodging properties is being significantly affected by over-development in many areas and is somewhat adversely affected by the area's and the country's general economic downturn.

Research and Development

No significant research activities were conducted by the Company during the Fiscal year and the Company does not expect to expend sums on research activities during the next Fiscal Year.

Environmental Protection

The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent which would reasonably be expected to cause material capital expenditures for compliance, so far as in known. However, it is possible that an approximately five and three-tenths (5.09) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may, under the new guidelines, be determined to be in part "wetlands." If so, its use and value would be adversely affected. On January 27, 1995, 3.2 acres contiguous to said tract were sold at a consideration undiminished by the wetlands issue; the value of the remaining 5.09 acres, therefore, may not be diminished. The 5.09 acre tract is carried on the Company's books at $55,647.

Foreign Operations

The Company is not currently involved in any business operations outside of the United States of America, except through its franchising division which does do limited business in Canada and has one franchise in the Bahamas and two in Jamaica.

Item 2 Legal Proceedings

Item 2. Legal Proceedings

The Company is named as a defendant for damages in an unspecified amount, reasonable attorney fees, interest and costs as a result of the Company's alleged violation of a patent. It is counsel's opinion that the Company will be dismissed without liability.

The Company also has two cases where there is a trial for Declaratory Judgment where the franchisee is seeking a determination as to the validity of the franchise. In these cases, the Company is seeking damages under the franchise agreement against the franchisee. In one case, the franchisee has filed a counterclaim. Counsel expects the matter to be dismissed in a Motion for Summary Judgment.

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation:

Franchising revenues in the first quarter of 2001 decreased 4% from the first quarter of 2000. This decrease is due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. To increase revenues, the Company has become more stringent in its requirements relating to franchises in the areas of quality assurance. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements.

Financing revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity.

Leasing revenues declined in 1998 through 2000 due to the restructuring of the lease agreements due to economic conditions, such as new competition at each of our locations and our failure to refurbish and upgrade. In first quarter 2001, leasing revenues increased slightly compared to first quarter 2000 because the lease agreements were restructured. However, it is become apparent most of the increase is based on accrued rent income due from the lessee with a lack of probability of collection. The Company is considering managing its properties in-house in the future.

As a result of reclassification, Mortgages and Notes Receivable of Affliliates was decreased from $1,010,132 to zero and Mortgages and Notes Receivable was increased by a net difference of $485,096 as a result of the conveyance to Red Carpet Inns International, Inc. by an affiliate of a mortgaged note receivable on a motel.

Liquidity:

The question of liquidity should not be an issue in the near future. The non-affiliated entity formerly leasing properties from the Company is in arrears in its past lease payments; collection is doubtful. If cash requirements became an issue, any of the notes receivable could be sold at a discount. However, there is no reason to believe this will be required.

Capital Resources

No material commitments for capital expenditures are planned for 2001 other than possible purchases of properties through the financing division.

The trend in capital resources has resulted in a gradual tightening of credit with regard to new motel construction but continues tighter with regard to older properties. This has forced more sellers of older properties into the seller-financed arena creating more competition for the Company in its Finance and Development Division. This fact, coupled with less available loan money on the new property construction side, has meant less profitable opportunities for the Company. Although the economy for the past two years has not been good, fewer foreclosures have resulted than in recent prior periods of economic downturns and therefore there are not a lot of bank REO properties available. Individual sellers are asking multiples of sales of pre-downturn years rather than of more current years. These events and tendencies shorten the supply of motel inventory while increasing the cost of acquiring the same.

Item 4. Controls & Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of March 31, 2001, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, but not yet within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in internal controls.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has been materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

(Originals on file)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SCOTTISH INNS, INC.

(Registrant)

By: _______________ __ ______ _____________ ___ ______

Bobby E. Guimbellot Date Jack M. Dubard Date

Chief Executive Officer President & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FOR THE BOARD OF DIRECTORS:

______________________ ______ _____________________ ______

Michael M. Bush Date Richard A. Johnson Date

Director Director

______________________ ______ _____________________ ______

Melanie C. Hanemann Date C. Guy Lowe, Jr. Date

Director Director

______________________ ______ _____________________ ______

Jack M. Dubard Date Harry C. McIntire Date

Director Director

______________________ ______ _____________________ ______

Bobby E. Guimbellot Date Gretchen W. Nini Date

Director Director

______________________ ______ _____________________ ______

George O. Swindell Date John Snyder Date

Director Director

______________________ ______

Melinda Hotho Date

Director