Form 10-Q
period 2001-06-30
SOUTHERN SCOTTISH INNS INC
filed 2005-05-20
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

CLASS	SHARES OUTSTANDING AT JUNE, 2001
Common Stock, Par Value $0.01 per share	2,366,395

SOUTHERN SCOTTISH INNS, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets-As of June 30, 2001 (Unaudited) and December 31, 2000	2-3
Consolidated Statements of Income-For the six months ended June 30, 2001 and June 30, 2000 (Unaudited)	4-5

Consolidated Statements of Cash Flows-For the six months ended June 30, 2001 (Unaudited)	6

Notes to Consolidated Financial Statements	7-9

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS:

Item 1-Business	10-12

Item 2-Legal Proceedings	12-13

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	13

Item 4-Controls and Procedures	14

SIGNATURE	15

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2001 (Unaudited)	December 31, 2000
CURRENT ASSETS
Cash	$114,771	$54,612
Accounts Receivable-Net	1,648,845	1,234,991
Accounts Receivable-Affiliates	700,684	502,649
Mortgages & Notes-Affiliates	546,422	82,919
Mortgages & Notes Receivable	908,978	807,673
Inventory	40,749	40,749
Prepaid Expenses	43,833	69,256
Interest Receivable	599,014	612,246
Net Deferred Tax Asset	0	28,776

TOTAL CURRENT ASSETS	4,603,296	3,433,871

PROPERTY AND EQUIPMENT
Land	1,567,044	1,649,726
Buildings & Building Improvements	2,562,536	2,629,367
Furniture, Fixtures & Equipment	337,467	376,062
Vehicles	273,917	193,350
Total Property & Equipment	4,740,964	4,848,545
Less: Accumulated Depreciation	(1,195,000)	(1,248,451)
TOTAL NET PROPERTY AND EQUIPMENT	3,545,964	3,600,094

OTHER ASSETS
Mortgages & Notes Receivable	5,007,114	4,785,076
Mortgages & Notes-Affiliates	0	1,010,132
Investments in Unconsolidated Affiliates	(233,346)	(109,112)
Investment in Real Estate	217,964	217,964
Trademarks - Net	1,237,819	1,252,859
Loan Cost	7,828	7,822
Other Assets	3,711	4,498
Deferred Tax Asset	0	61,603
Marketable Equity Securities, Carried at Market	25,210	25,210

TOTAL OTHER ASSETS	6,266,300	7,256,052

TOTAL ASSETS	$14,415,560	$14,290,017

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2001 (Unaudited)	December 31, 2000

CURRENT LIABILITIES
Accounts Payable - Trade	$176,802	$281,416
Interest Payable	201,662	241,363
Income Taxes Payable	221,942	160,486
Other Taxes Payable	306,172	311,630
Other Liabilities	289,572	332,617
Mortgages & Notes Payable	286,740	396,617
Mortgages & Notes Payable-Affiliates	132,877	118,327
Deferred Severance Pay	6,000	14,250

TOTAL CURRENT LIABILITIES	1,621,767	1,857,064

LONG-TERM LIABILITIES
Mortgages & Notes Payable	1,258,874	1,223,658
Mortgages & Notes Payable-Affiliates	313,069	327,619
Escrow - Real Estate Tax	5,039	971
TOTAL LONG-TERM LIABILITIES	1,576,982	1,552,248

DEFERRED AMOUNTS
Deferred Income-Installment	1,485,071	1,485,521
Deferred Income Tax	76,245	66,552
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	1,728,816	1,719,573

TOTAL LIABILITIES & DEFERRED AMOUNTS		5,128,885

MINORITY INTEREST	863,649	839,296

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 year ended 2001 and 2000	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	2,558,164	2,256,320

TOTAL STOCKHOLDERS' EQUITY	8,624,346	8,322,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,415,560	$14,290,017

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

REVENUES

Franchising Revenues	$477,719	$457,623	$904,649	$900,524
Financing Revenues	90,152	57,700	179,589	173,030
Leasing Revenues	117,249	122,748	235,296	233,609
Equity in Income of Unconsolidated Affiliates	0	0	0	1,100
Legal Settlement Revenues	308,578	70,664	309,078	119,539
Gain on the Sale of Assets	49,019	0	182,974	43,923
Other Income	26,010	0	60,936	8,833

TOTAL REVENUES	1,068,727	708,735	1,872,522	1,480,558

EXPENSES

Operating Expense-Franchise Division	520,153	373,725	902,742	848,283
Operating Expense-Financing & Investing	121,401	139,375	234,821	243,228
Leasing Expense	30,498	0	78,811	0
Interest Expense	31,808	37,484	67,719	89,458
Depreciation & Amortization	46,963	55,607	95,544	72,048

TOTAL EXPENSES	750,823	606,191	1,379,637	1,253,017

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	317,904	102,544	492,885	227,541

Provisions for Income Taxes	(106,456)	(17,697)	(166,028)	(15,005)

Net Income (Loss) before Minority Interest	211,448	84,847	326,857	212,537

Minority Interest in (Income) Loss - RCII	(22,479)	(7,397)	(25,019)	(5,711)

NET INCOME (LOSS)	$188,969	$77,450	$301,838	$206,826

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)
	Three Months Ended June 30, 2001 2000		Six Months Ended June 30, 2001 2000
INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes &, Minority Interest	$.13	$.04	$.21	$.10
Income (Loss) per Share before Minority Interest	.09	.04	.14	.09

Basic Net Income (Loss) per Common Share	$.08	$.03	$.13	$.09
Average Shares Outstanding	2,366,395	2,366,395	2,366,395	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

June 30. 2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$301,838
Non-Cash Items Included in Net Income:
Depreciation and Amortization	95,544
Minority Interest Income	25,019
Gain on Sale of Assets	(182,974)
Miscellaneous	2,000

Net Changes In Current Assets and Liabilities:
Accounts Receivable	95,320
Accounts Receivable-Affiliates	(198,035)
Deposits	787
Interest Receivable	13,232
Prepaid Expense	25,423
Accounts Payable	(104,614)
Interest Payable	(39,701)
Taxes Payable	55,998
Deferred Income Tax	100,072
Other Accrued Liabilities	(52,109)
Escrow - Real Estate Taxes	4,068

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	141,868

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Collections on Mortgages and Notes Receivable	63,957
Acquisition (Disposition) of Fixed Assets	(7,624)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	56,333

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Principal Payments on Mortgages and Notes Payable	(138,042)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(138,042)

Increase (Decrease) in Cash	60,159

Cash - Beginning	54,612

Cash - Ending	$114,771

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the six months ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. These financial statements for the six months ended June 30, 2001 and June 30, 2000 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2001. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

Prior to 2001, the Company did not provide Consolidated Statements of Cash Flows or Industry Segments in its filed 10Q's. Therefore, the 10Q for period ending March 31, 2001 and June 30, 2001 does not include any comparative figures for the same periods of 2000. Consolidated Statements of Cash Flows and Industry Segments are, however, included in the filed 10K for year ended 2000.

B - RECLASSIFICATIONS

Certain reclassifications have been made to prior period information to conform to the current period presentation. Among same was the reclassification by the franchising division of $221,292 from accounts receivable from franchisees to notes receivable from franchisees.

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:

Six Months Ended
June 30,
2001
Sales to Unaffiliated Customers

Franchising	$904,649
Financing & Investing	362,563
Leasing	235,296
Total Sales to Unaffiliated Customers	1,502,508

Other Income:
Franchising	330,315
Financing & Investing	20,616
Leasing	19,083
Total Other Income	370,014

Depreciation and Amortization:
Franchising	23,022
Financing & Investing	15,301
Leasing	59,221
Total Depreciation and Amortization	95,544

Interest Expense:
Franchising	2,599
Financing & Investing	12,441
Leasing	52,679
Total Interest Expense	67,719

Bad Debt Expense:
Franchising	5,677
Financing & Investing	0
Leasing	0
Total Bad Debt Expense	5,677

Net Income (Loss):
Franchising	258,031
Financing & Investing	(21861)
Leasing	65,668
Total Net Income (Loss)	$301,838

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C - INDUSTRY SEGMENTS (Continued)
Six Months Ended
June 30,
2001

Identifiable Assets:
Franchising	$1,896,726
Financing & Investing	8,504,673
Leasing	3,899,390
Total Identifiable Assets	14,300,789

Additions in Property & Equipment:
Franchising	7,624
Financing & Investing	0
Leasing	0
Total Additions in Property & Equipment	$7,624

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

Developing and financing lodging properties is being significantly affected by over-development in many areas and is somewhat adversely affected by the area's and the country's general economic downturn

Research and Development

No significant research activities were conducted by the Company during the Fiscal year and the Company does not expect to expend sums on research activities during the next Fiscal Year.

Environmental Protection

The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent which would reasonably be expected to cause material capital expenditures for compliance, so far as in known. However, it is possible that an approximately five and three-tenths (5.09) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may under the new guidelines, be determined to be in part "wetlands." If so, its use and value would be adversely affected. On January 27, 1995, 3.2 acres contiguous to said tract were sold at a consideration undiminished by the wetlands issue; the value of the remaining 5.09 acres, therefore, may not be diminished. The 5.09 acre tract is carried on the Company's books at $55,647

Foreign Operations

The Company is not currently involved in any business operations outside of the United States of America, except through its franchising division which does do limited business in Canada and has one franchise in the Bahamas and two in Jamaica.

Item 2. Legal Proceedings

The Company is named as a defendant for damages in an unspecified amount, reasonable attorney fees, interest and costs as a result of the Company's alleged violation of a patent. It is counsel's opinion that the Company will be dismissed any liability.

In settlement of a foreclosure action brought by Registrant on a delinquent note and mortgage on the McComb, Mississippi motel, Registrant accepted a deed in lieu.

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

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation:

Franchising revenues in the second quarter of 2001 increased slightly compared to the second quarter of 2000. The smallness of the increase, in large part, is due to more competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. To increase revenues, the Company has become more stringent in its requirements relating to franchises in the areas of quality assurance. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements.

Financing revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity.

Leasing revenues declined in 1998 through 2000 due to the restructuring of the lease agreements due to economic conditions, such as new competition at each of our locations and our failure to refurbish and upgrade. In second quarter 2001, leasing revenues increased slightly compared to second quarter 2000 because the lease agreements were restructured. However, most of the increase is based on accrued rent income due from the lessee with a lack of probability of collection. The Company is considering managing its properties in-house in the future.

Liquidity:

The question of liquidity should not be an issue in the near future. The non-affiliated entity leasing properties from the Company is in arrears in its past lease payments; collection is doubtful. If cash requirements became an issue, any of the secured notes receivable could be sold at a discount. However, there is no reason to believe this will be required.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30, 2001, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, but not yet within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

SOUTHERN SCOTTISH INNS, INC.

(Registrant)

By: __________________ ______ __ ________________ ______

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

Melinda Hotho l Date

Director