Form 10-Q
period 2001-09-30
SOUTHERN SCOTTISH INNS INC
filed 2005-05-24
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30 ,2001
Common Stock, Par Value $0.01 per share	2,366,395

SOUTHERN SCOTTISH INNS, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets-As of September 30, 2001 (Unaudited) and December 31, 2000	2-3
Consolidated Statements of Income-For the nine months ended September 30, 2001 and September 30, 2000 (Unaudited)	4-5

Consolidated Statements of Cash Flows-For the nine months ended September 30, 2001 (Unaudited)	6

Notes to Consolidated Financial Statements	7-9

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS:

Item 1-Business	10-12

Item 2-Legal Proceedings	12-13

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	13

Item 4-Controls and Procedures	14

SIGNATURES	15

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2001 (Unaudited)	December 31, 2000
CURRENT ASSETS
Cash	$150,081	$54,612
Accounts Receivable-Net	1,328,877	1,234,991
Accounts Receivable-Affiliates	753,020	502,649
Mortgages & Notes-Affiliates	654,515	82,919
Mortgages & Notes Receivable	614,386	807,673
Inventory	40,749	40,749
Prepaid Expenses	43,541	69,256
Interest Receivable	366,530	612,246
Net Deferred Tax Asset	0	28,776

TOTAL CURRENT ASSETS	3,951,699	3,443,871

PROPERTY AND EQUIPMENT
Land	1,700,094	1,649,726
Buildings & Building Improvements	3,204,723	2,629,367
Furniture, Fixtures & Equipment	347,077	376,062
Vehicles	292,138	193,350
Total Property & Equipment	5,544,032	4,848,545
Less: Accumulated Depreciation	(1,234,693)	(1,248,451)
TOTAL NET PROPERTY AND EQUIPMENT	4,309,339	3,600,094

OTHER ASSETS
Mortgages & Notes Receivable	3,858,884	4,785,076
Mortgages & Notes-Affiliates	0	1,010,132
Investments in Unconsolidated Affiliates	(233,346)	(109,112)
Investment in Real Estate	217,964	217,964
Trademarks - Net	1,230,299	1,252,859
Loan Cost	7,828	7,822
Other Assets	3,711	4,498
Deferred Tax Asset	0	61,603
Marketable Equity Securities, Carried at Market	25,210	25,210

TOTAL OTHER ASSETS	5,110,550	7,256,052

TOTAL ASSETS	$13,371,588	$14,290,017

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2001 (Unaudited)	December 31, 2000

CURRENT LIABILITIES
Accounts Payable - Trade	$238,481	$281,416
Interest Payable	203,942	241,363
Income Taxes Payable	254,862	160,486
Other Taxes Payable	250,339	311,630
Other Liabilities	282,707	332,617
Mortgages & Notes Payable	197,995	396,617
Mortgages & Notes Payable-Affiliates	132,877	118,327
Deferred Severance Pay	6,000	14,250

TOTAL CURRENT LIABILITIES	1,567,203	1,857,064

LONG-TERM LIABILITIES
Mortgages & Notes Payable	1,060,297	1,223,658
Mortgages & Notes Payable-Affiliates	309,069	327,619
Escrow - Real Estate Tax	6,925	971
TOTAL LONG-TERM LIABILITIES	1,376,291	1,552,248

DEFERRED AMOUNTS
Deferred Income-Installment	608,625	1,485,521
Deferred Income Tax	26,717	66,552
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	802,842	1,719,573

TOTAL LIABILITIES & DEFERRED AMOUNTS	3,746,336	5,128,885

MINORITY INTEREST	875,006	839,296

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 year ended 2001 and 2000	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	2,684,065	2,256,320

TOTAL STOCKHOLDERS' EQUITY	8,750,246	8,322,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,371,588	$14,290,017

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

REVENUES

Franchising Revenues	$520,728	$550,650	$1,425,377	$1,451,174
Financing Revenues	86,926	219,283	266,515	392,313
Leasing & Lodging Revenues	114,226	102,453	349,522	336,062
Equity in Income of Unconsolidated Affiliates	28,519	0	28,519	1,100
Legal Settlement Revenues	107,400	0	416,478	119,539
Gain on Sale of Assets	0	0	182,974	43,923
Other Income	18,087	30,516	79,023	39,349

TOTAL REVENUES	875,886	902,902	2,748,408	2,383,460

EXPENSES

Operating Expense-Franchise Division	460,190	504,790	1,362,932	1,353,073
Operating Expense-Financing & Investing	171,937	157,758	406,758	400,986
Leasing & Lodging Expense	39,850	0	118,661	0
Interest Expense	41,391	50,477	109,110	139,935
Depreciation & Amortization	47,213	62,448	142,757	134,496

TOTAL EXPENSES	760,581	775,473	2,140,218	2,028,490

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	115,305	127,429	608,190	354,970

Provisions for Income Taxes	21,953	(109,168)	(144,075)	(124,172)

Net Income (Loss) before Minority Interest	$137,258	18,261	464,115	230,798

Minority Interest in (Income) Loss - RCII	$(11,358)	(10,169)	$(36,377)	$(15,880)

NET INCOME (LOSS)	125,900	8,092	$427,738	214,918

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)
	Three Months Ended September 30, 2001 2000		Nine Months Ended September 30, 2001 2000
INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes &, Minority Interest	.05	.05	.26	.15
Income (Loss) per Share before Minority Interest	.06	.01	.20	.10

Basic Net Income (Loss) per Common Share	$.05	.005	$.18	$.09
Average Shares Outstanding	2,366,395	2,366,395	2,366,395	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$427,738
Non-Cash Items Included in Net Income:
Depreciation and Amortization	142,757
Investment (Income)/Loss - Affiliates	(28,519)
Minority Interest Income	36,377
(Gain) Loss on the Sale of Assets	(182,974)
Miscellaneous	3,200

Net Changes In Current Assets and Liabilities:
Accounts Receivable	70,636
Accounts Receivable-Affiliates	(250,371)
Deposits	787
Interest Receivable	245,716
Prepaid Expense	25,715
Accounts Payable	(42,935)
Interest Payable	(37,421)
Taxes Payable	33,085
Deferred Income Tax	50,544
Other Accrued Liabilities	(58,974)
Escrow - Real Estate Taxes	5,954

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	441,315

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Collections on Mortgages and Notes Receivable	84,312
Acquisition (Disposition) of Fixed Assets	(9,408)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	74,904

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Principal Payments on Mortgages and Notes Payable	(420,750)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(420,750)

Increase (Decrease) in Cash	95,469

Cash - Beginning	54,612

Cash - Ending	$150,081

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. These financial statements for the nine months ended September 30, 2001 and September 30, 2000 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2001. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

Prior to 2001, the Company did not provide Consolidated Statements of Cash Flows or Industry Segments in its filed 10Q's. Therefore, the 10Q for period ending March 31, 2001, June 30, 2001 and September 30, 2001 do not include any comparative figures for the same periods of 2000. Consolidated Statements of Cash Flows and Industry Segments are, however, included in the filed 10K for year ended 2000.

B - RECLASSIFICATIONS

Certain reclassifications have been made to prior period information to conform to the current period presentation.

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:

Nine Months Ended September 30,

2001
Sales to Unaffiliated Customers

Franchising	$1,425,377
Financing & Investing	478,008
Leasing & Lodging	349,522
Total Sales to Unaffiliated Customers	2,252,907

Other Income:
Franchising	455,771
Financing & Investing	20,617
Leasing & Lodging	19,113
Total Other Income	495,501

Depreciation and Amortization:
Franchising	34,534
Financing & Investing	22,950
Leasing & Lodging	85,273
Total Depreciation and Amortization	142,757

Interest Expense:
Franchising	4,118
Financing & Investing	19,172
Leasing & Lodging	85,820
Total Interest Expense	109,110

Bad Debt Expense:
Franchising	23,664
Financing & Investing	0
Leasing & Lodging	0
Total Bad Debt Expense	23,664

Net Income (Loss):
Franchising	402,439
Financing & Investing	(53,582)
Leasing & Lodging	78,881
Total Net Income (Loss)	$427,738

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C - INDUSTRY SEGMENTS (Continued)
Nine Months Ended
September 30,
2001

Identifiable Assets:
Franchising	$1,884,974
Financing & Investing	7,759,751
Leasing & Lodging	3,576,682
Total Identifiable Assets	13,221,507

Additions in Property & Equipment:
Franchising	9,408
Financing & Investing	0
Leasing & Lodging	0
Total Additions in Property & Equipment	$9,408

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

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation:

Franchising revenues in the third quarter of 2001 decreased approximately 5.5% compared to the third quarter of 2000. This is due to continuing increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. To increase revenues, the Company believes that it has to become more stringent in its requirements relating to franchises in the areas of quality assurance to increase guest satisfaction. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements.

Financing revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity.

Leasing revenues declined in 1998 through 2000 due to the restructuring of the lease agreements due to economic conditions, such as new competition at each of our locations and our failure to refurbish and upgrade. In third quarter 2001, leasing revenues increased slightly compared to third quarter 2000 because the lease agreements were restructured.

Largely, as a result of the foreclosure of a mortgage on a motel by a subsidiary of Registrant, on July 20, 2001, Mortgages and Notes Receivable decreased by $1,148,230 and land increased by $50,368 and Building and Building Improvements increased y $575,356. Prior to foreclosure, the property was condemned and closed by action of a municipality. As a subsequent event note, this property was sold in an "as is" condition for $910,000, of which $739,784.84 was seller financed, on November 11, 2001.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2001, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Bobby E. Guimbellot Date Gretchen W. Nini Date

Director Director

______________________ ______ _____________________ ______

George O. Swindell Date John Snyder Date

Director Director

______________________ ______ _____________________ ______

Melinda Hotho Date Timothy J. DeSandro Date

Director Director