Form 10-Q
period 2002-03-31
SOUTHERN SCOTTISH INNS INC
filed 2005-05-24
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

CLASS	SHARES OUTSTANDING AT MARCH 31, 2002
Common Stock, Par Value $0.01 per share	2,366,395

SOUTHERN SCOTTISH INNS, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets-As of March 31, 2002 (Unaudited) and December 31, 2001	2-3
Consolidated Statements of Income-For the three months ended March 31, 2002 and March 31, 2001 (Unaudited)	4-5

Consolidated Statements of Cash Flows-For the three months ended March 31, 2002 and March 31, 2001 (Unaudited)	6-7

Notes to Consolidated Financial Statements	8-10

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS:

Item 1-Business	11-14

Item 2-Legal Proceedings	14

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	14-15

Item 4-Controls and Procedures	16

SIGNATURES	17-18

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2002 (Unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$64,740	$160,400
Accounts Receivable-Net	391,338	350,363
Accounts Receivable-Affiliates	657,637	830,857
Mortgages & Notes-Affiliates	475,862	31,660
Mortgages & Notes Receivable	586,202	514,696
Inventory	344	40,834
Prepaid Expenses	82,495	111,802
Interest Receivable	630,998	601,549
Net Deferred Tax Asset	20,524	30,371

TOTAL CURRENT ASSETS	2,910,140	2,672,532

PROPERTY AND EQUIPMENT
Land	1,567,044	1,567,044
Buildings & Building Improvements	2,525,127	2,562,913
Furniture, Fixtures & Equipment	362,440	225,524
Vehicles	271,364	330,864
Total Property & Equipment	4,724,883	4,686,385
Less: Accumulated Depreciation	(1,201,225)	(1,167,477)
TOTAL NET PROPERTY AND EQUIPMENT	3,523,658	3,518,908

OTHER ASSETS
Mortgages & Notes Receivable	4,462,205	3,958,730
Mortgages & Notes-Affiliates	0	1,015,107
Investments in Unconsolidated Affiliates	11,082	(17,242)
Investment in Real Estate	244,370	244,370
Trademarks - Net	1,210,030	1,210,030
Loan Cost	5,955	6,105
Other Assets	4,803	4,498
Deferred Tax Asset	159,914	124,888
Marketable Equity Securities, Carried at Market	28,373	28,373

TOTAL OTHER ASSETS	6,126,732	6,574,859

TOTAL ASSETS	$12,650,580	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31, 2002 (Unaudited)	December 31, 2001

CURRENT LIABILITIES
Accounts Payable - Trade	$220,506	$178,758
Interest Payable	236,434	264,473
Income Taxes Payable	196,762	177,604
Other Taxes Payable	205,767	205,767
Other Liabilities	348,042	454,723
Capital Leases	0	0
Mortgages & Notes Payable	355,357	352,929
Mortgages & Notes Payable-Affiliates	167,420	149,195
Deferred Severance Pay	6,000	6,000

TOTAL CURRENT LIABILITIES	1,736,288	1,789,449

LONG-TERM LIABILITIES
Capital Leases	0	0
Mortgages & Notes Payable	864,350	880,750
Mortgages & Notes Payable-Affiliates	291,624	319,119
Escrow - Real Estate Tax	2,008	2,118
TOTAL LONG-TERM LIABILITIES	1,157,982	1,201,987

DEFERRED AMOUNTS
Deferred Income-Installment	566,612	574,787
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	734,112	742,287

TOTAL LIABILITIES & DEFERRED AMOUNTS	3,628,382	3,733,723

MINORITY INTEREST	855,419	858,835

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 ended March 31, 2002 and year ended 2001	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	2,010,597	2,107,559

TOTAL STOCKHOLDERS' EQUITY	8,076,779	8,173,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,560,580	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

REVENUES

Franchising Revenues	$453,964	$426,930
Financing Revenues	129,987	89,437
Leasing Revenues	62,919	118,047
Equity in Income of Unconsolidated Affiliates	42,514	0
Legal Settlement Revenues	3,000	500
Gain on the Sale of Assets	0	133,955
Other Income	83,321	34,926

TOTAL REVENUES	775,705	803,795

EXPENSES

Operating Expense-Franchise Division	474,553	382,589
Operating Expense-Financing & Investing	293,830	113,420
Leasing Expense	35,407	48,313
Interest Expense	48,543	35,911
Depreciation & Amortization	33,899	48,581
Equity in Loss of Unconsolidated Affiliates	14,189	0

TOTAL EXPENSES	900,421	628,814

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	(124,716)	174,981

Provisions for Income Taxes	25,179	(59,572)

Net Income (Loss) before Minority Interest	(99,537)	115,409

Minority Interest in (Income) Loss - RCII	2,576	(2,540)

NET INCOME (LOSS)	$(96,961)	$112,869

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)
	Three Months Ended March 31, 2002 2001
INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes &, Minority Interest	$(.05)	$.07
Income (Loss) per Share before Minority Interest	(.04)	.05

Basic Net Income (Loss) per Common Share	$(.04)	$.05
Average Shares Outstanding	2,366,395	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(96,961)	$112,869
Non-Cash Items Included in Net Income:
Depreciation and Amortization	33,899	48,581
Deferred Income Recognized	(8,175)	0
Investment (Income)/Loss - Affiliates	(28,324)	0
Minority Interest Income	(2,576)	2,540
(Gain) Loss on Sale of Assets	0	(133,955)
Accounts Payable Converted to Notes Payable	22,576	0
Note Receivable Charged to Income	(12,861)	0
Miscellaneous	(1,908)	800

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(40,975)	11,566)
Accounts Receivable-Affiliates	159,561	(124,354)
Inventories	40,490	0
Deposits	(305)	787
Interest Receivable	(29,449)	18,662
Prepaid Expense	29,307	26,483
Loan Cost	0	0
Accounts Payable	41,748	21,582
Interest Payable	(28,039)	(25,066)
Taxes Payable	19,158	8,499
Deferred Income Tax	(25,179)	54,692
Other Accrued Liabilities	(106,681)	(5,351)
Escrow - Real Estate Taxes	(110)	2,181

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(34,804)	$20,516

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	$(24,678)	$0
Collections on Mortgages and Notes Receivable	24,437	28,185
Acquisition (Disposition) of Fixed Assets	(7,031)	(3,256)
Investment Purchases	0	0

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(8,272)	24,929

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable	0	0
Principal Payments on Mortgages and Notes Payable	(52,584)	(56,131)
Cash Paid for Treasury Stock	0	0
Principal Payments on Capital Lease Obligations	0	0

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(52,584)	(56,131)

Increase (Decrease) in Cash	(95,660)	(10,686)

Cash - Beginning	160,400	54,612

Cash - Ending	$64,740	$43,926

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. These financial statements for the three months ended March 31, 2002 and March 31, 2001 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2002. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

B - RECLASSIFICATIONS

Certain reclassifications have been made to prior period information to conform to the current period presentation. Such reclassifications mostly affected Other Assets - Mortgages & Notes - Affiliates which decreased from $1,015,107 as of December 31, 2001 to zero (-0-) as of March 31, 2002. The bulk of said amount consisted of the Tour Inn Mortgage and Note of $525,846, which was moved to Other Assets - Mortgage and Notes Receivable and the on the Houma Atrium Building of $456,547 which was moved to Current Assets - Mortgages & Notes - Affiliates.

Another reclassification made as of this period changed Property and Equipment - Vehicles by a reduction from $330,864 as of December 31, 2001 to $271,364 as of March 31, 2002. A tug and a barge were moved from Vehicles to Equipment under Furniture, Fixtures & Equipment category.

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C - RELATED PARTY

Receivables in the amount of $149,798 due from an entity which was operating the FantaSea, a "cruise to nowhere" gambling boat belonging to ExtaSea Casino Cruises of North Florida, Inc., which is owned by Registrant and some of its affiliates and which is controlled by Registrant was written off in March of 2002. Of said $149,798, $148,925 was an uncollectible debt for monies loaned, directly and indirectly by Registrant for operating expenses; the other $873 was a debt to the franchising division. The operating entity became insolvent and was administratively dissolved by its State of incorporation.

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:

	Three Months Ended March 31,

	2002	2001
Sales to Unaffiliated Customers

Franchising	$453,964	$426,930
Financing & Investing	172,501	223,392
Leasing	62,919	118,047
Total Sales to Unaffiliated Customers	689,384	768,369

Other Income:
Franchising	72,411	11,182
Financing & Investing	13,910	20,250
Leasing	0	3,994
Total Other Income	86,321	35,426

Depreciation and Amortization:
Franchising	11,275	11,511
Financing & Investing	2,527	7,900
Leasing	20,097	29,170
Total Depreciation and Amortization	33,899	48,581

Interest Expense:
Franchising	5,963	1,411
Financing & Investing	26,611	6,830
Leasing	15,969	27,670
Total Interest Expense	48,543	35,911

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	March 31,
	2002	2001

Bad Debt Expense:
Franchising	7,160	6,286
Financing & Investing	148,928	0
Leasing	0	0
Total Bad Debt Expense	156,085	6,286

Net Income (Loss):
Franchising	34,584)	49,107
Financing & Investing	(122,991)	46,873
Leasing	(8,554)	16,889
Total Net Income (Loss)	$(96,961)	$112,869

Identifiable Assets:
Franchising	$2,072,660	$1,904,543
Financing & Investing	7,618,158	8,573,391
Leasing	2,895,022	3,855,528
Total Identifiable Assets	12,585,840	14,333,462

Additions in Property & Equipment:
Franchising	4,258	3,256
Financing & Investing	0	0
Leasing	2,592	0
Total Additions in Property & Equipment	$6,850	$3,256

In the Financing & Investing Segment, the Company has included net income/ (loss) from unconsolidated equity investments totaling $28,324 as of March 31, 2002.

PART II

Item 1. Business

A. - General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates frequently.

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

From 1995 to 2000, in particular, the Company aggressively pursued its legal rights to its trademarks. Largely, it has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements. Settlements were reached on a number of lawsuits in several of the past few years that significantly increased the revenues of the Company. Attorney fees related to those settlements also increased in those same years.

Customers

The Company's business of franchising motels is contingent upon its being able to locate qualified property owner-operators who are seeking national affiliation. Through use of its franchise sales force, the Company has not experienced insurmountable difficulty in locating independent motel owner-operators willing to franchise or owner-operators seeking to change national affiliation nor does it anticipate any such difficulty in the future. However, more franchisors are offering multi-level brands, resulting in more downscaling conversions into the economy lodging sector and, therefore, providing more competition. Likewise, the Company's financing division requires that it locate qualified owner-operators or investors for its properties. Because of its franchise affiliations the financing division has not experienced, nor does it anticipate experiencing too much difficulty in locating qualified investors to purchase its developed properties. However, due to the Company's desire to limit the loans it holds to a manageable number and because third party or institutional financings for used motel properties are difficult to arrange, once a property is sold the Company carries the entire financing package and accordingly, each individual loan represents a larger portion of portfolio than it does with traditional lending institutions. Therefore, the continued performance of each existing loan may be material to the operation of the financing division.

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

Foreign Operations

The Company is not currently involved in any business operations outside of the United States of America, except through its franchising division which does do limited business in Canada and has one franchise in the Bahamas.

Item 2. Legal Proceedings

The Company is named as a defendant for damages in an unspecified amount, reasonable attorney fees, interest and costs as a result of the Company's alleged violation of a patent. It is counsel's opinion that the Company will be dismissed without liability.

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation:

Franchising revenues in the first quarter of 2002 rose 6% from the first quarter of 2001; however, expenses increased by $91,964 or almost 24% over first quarter of 2001. Part of said $91,964 was an increase of $15,000 for advertising costs, a bonus of approximately $9,000 to president, salesmen's commissions increased by approximately $9,000, an $8,300 increase for a franchisee management training seminar, and a casual labor increase of $3,000. $36,000 of said increase was a management fee to Bob Guimbellot, who was CEO of Hospitality International, Inc. and of Red Carpet inns International, Inc. and Southern Scottish Inns, Inc., Hospitality's two shareholders. The remainder of the increase was due to several other smaller amounts in different categories. The smallness of this increase may be due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. The Company responded by becoming more stringent in its requirements relating to franchises in the areas of quality assurance. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements.

Financing revenues increased slightly in the first quarter of 2002 over the first quarter of 2001. In general, however, revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity. Financing and Investing expenses increased by $180,410 or approximately 58% over the first quarter of 2001. See Note C - Related Party - for explanation of $148,925 of said amount.

On January 8, 2002, a note and second mortgage which Registrant held on a motel at Register, Georgia, on which the 2002 audited balance of $176,686.56 principal and $17,860.74 accrued interest owed, was written off as a result of a foreclosure on the property by the first mortgage holder.

The company's subsidiary, Red Carpet Inns International, Inc. holds a note and mortgage receivable on a motel property. This note is non-performing. In addition to the motel property, Holder also has a second mortgage on an approximately eleven acre commercial tract and a second mortgage on a rural thirty-eight acre tract. It may be necessary to pay delinquent taxes to prevent a tax sale which might otherwise occur prior to the Red Carpet Inns International, Inc.'s foreclosure efforts; if so, it is possible that additional collateral can be obtained. It is believed, between the three tracts, that the Holder is adequately secured.

The Company, for several years prior to 2002, had operated a used motel furniture outlet. This operation continued to lose money. In early 2002, the Company closed this operation and wrote down the inventory by approximately $40,000.

Leasing revenue decreased in the first quarter of 2002 from that of same quarter of 2001 by $55,128 or approximately 53%. In current quarter the Company continued its practice of not accruing unpaid lease payments due to pending termination of the leases and the lack of probability of collection.

Liquidity:

Management believes that our current sources of capital including cash on hand, operating cash flow, and expected proceeds from sales of assets, were adequate to finance our operating and commitments through 2002. The question of liquidity should not be an issue in the near future. If cash requirements become an issue, any of the notes could be sold at a discount or some free and clear properties could be hypothecated. We do not believe these measures will be required.

Capital Resources

No material commitments for capital expenditures are planned for 2002 other than possible purchases of properties through the financing division.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of March 31, 2002, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Melinda Hotho Date Timothy DeSandro Date

Director Director