Form 10-Q
period 2002-06-30
SOUTHERN SCOTTISH INNS INC
filed 2005-05-24
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

CLASS	SHARES OUTSTANDING AT JUNE, 2002
Common Stock, Par Value $0.01 per share	2,366,395

SOUTHERN SCOTTISH INNS, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets-As of June 30, 2002 (Unaudited) and December 31, 2001	2-3
Consolidated Statements of Income-For the six months ended June 30, 2002 and June 30, 2001 (Unaudited)	4-5

Consolidated Statements of Cash Flows-For the six months ended June 30, 2002 and June 30, 2001 (Unaudited)	6-7

Notes to Consolidated Financial Statements	8-10

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS:

Item 1-Business	11-14

Item 2-Legal Proceedings	14

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	14-15

Item 4-Controls and Procedures	16

SIGNATURES	17-18

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2002 (Unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$49,517	$160,400
Accounts Receivable-Net	470,224	350,363
Accounts Receivable-Affiliates	723,651	830,857
Mortgages & Notes-Affiliates	498,565	31,660
Mortgages & Notes Receivable	550,771	514,696
Inventory	344	40,834
Prepaid Expenses	60,151	111,802
Interest Receivable	682,123	601,549
Net Deferred Tax Asset	29,710	30,371

TOTAL CURRENT ASSETS	3,065,056	2,672,532

PROPERTY AND EQUIPMENT
Land	1,567,044	1,567,044
Buildings & Building Improvements	2,752,271	2,562,913
Furniture, Fixtures & Equipment	342,981	225,524
Vehicles	271,364	330,864
Total Property & Equipment	4,753,660	4,686,385
Less: Accumulated Depreciation	(1,235,801)	(1,167,477)
TOTAL NET PROPERTY AND EQUIPMENT	3,517,859	3,518,908

OTHER ASSETS
Mortgages & Notes Receivable	4,435,149	3,958,730
Mortgages & Notes-Affiliates	0	1,015,107
Investments in Unconsolidated Affiliates	(1,352)	(17,242)
Investment in Real Estate	244,370	244,370
Trademarks - Net	1,004,030	1,210,030
Loan Cost	5,805	6,105
Other Assets	4,806	4,498
Deferred Tax Asset	117,958	124,888
Marketable Equity Securities, Carried at Market	28,373	28,373

TOTAL OTHER ASSETS	5,839,163	6,574,859

TOTAL ASSETS	$12,422,078	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30, 2002 (Unaudited)	December 31, 2001

CURRENT LIABILITIES
Accounts Payable - Trade	$231,902	$178,758
Interest Payable	245,786	264,473
Income Taxes Payable	140,260	177,604
Other Taxes Payable	204,260	205,767
Other Liabilities	329,950	454,723
Capital Leases	2,374	0
Mortgages & Notes Payable	343,930	352,929
Mortgages & Notes Payable-Affiliates	167,420	149,195
Deferred Severance Pay	6,000	6,000

TOTAL CURRENT LIABILITIES	1,672,453	1,789,449

LONG-TERM LIABILITIES
Capital Leases	8,810	0
Mortgages & Notes Payable	820,538	880,750
Mortgages & Notes Payable-Affiliates	284,783	319,119
Escrow - Real Estate Tax	3,895	2,118
TOTAL LONG-TERM LIABILITIES	1,118,026	1,201,987

DEFERRED AMOUNTS
Deferred Income-Installment	558,226	574,787
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	725,726	742,287

TOTAL LIABILITIES & DEFERRED AMOUNTS	3,516,205	3,733,723

MINORITY INTEREST	831,802	858,835

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 year ended 2003 and 2002	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	2,007,889	2,107,559

TOTAL STOCKHOLDERS' EQUITY	8,074,071	8,173,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,422,078	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

REVENUES

Franchising Revenues	$507,477	$477,719	$961,441	$904,649
Financing Revenues	141,262	90,152	271,249	179,589
Leasing Revenues	103,153	117,249	166,072	235,296
Equity in Income of Unconsolidated Affiliates	1,755	0	44,269	0
Legal Settlement Revenues	58,464	308,578	61,464	309,078
Gain on the Sale of Assets	0	49,019	0	182,974
Other Income	(4,419)	26,010	78,902	60,936

TOTAL REVENUES	807,692	1,068,727	1,583,397	1,872,522

EXPENSES

Operating Expense-Franchise Division	429,372	520,153	919,255	902,742
Operating Expense-Financing & Investing	64,252	121,401	378,159	234,821
Leasing Expense	69,104	30,498	69,104	78,811
Interest Expense	38,337	31,808	86,880	67,719
Depreciation & Amortization	34,725	46,963	68,624	95,544
Equity in Loss of Unconsolidated Affiliates	14,190	0	28,379	0
Trademark Write-Down	206,000	0	206,000	0

TOTAL EXPENSES	855,979	750,823	1,756,400	1,379,637

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	(48,287)	317,904	(173,003)	492,885

Provisions for Income Taxes	21,960	(106,456)	47,139	(166,028)

Net Income (Loss) before Minority Interest	$(26,327)	211,488	(125,864)	326,857

Minority Interest in (Income) Loss - RCII	$23,617	(22,479)	$26,193	$(25,019)

NET INCOME (LOSS)	(2,710)	188,969	$(99,671)	301,838

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

	Three Months Ended June 30, 2002 2001		Six Months Ended June 30, 2002 2001
INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes &, Minority Interest	(.02)	.13	(.07)	.21
Income (Loss) per Share before Minority Interest	(.01)	.09	(.05)	.14

Basic Net Income (Loss) per Common Share	$(.001)	.08	$(.04)	$.13
Average Shares Outstanding	2,366,395	2,366,395	2,366,395	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(99,671)	$301,838
Non-Cash Items Included in Net Income:
Depreciation and Amortization	68,624	95,544
Deferred Income Recognized	(16,561)	0
Investment (Income)/Loss - Affiliates	(15,890)	0
Minority Interest Income	(26,193)	25,019
Gain on Sale of Assets	0	(182,974)
Accounts Payable Converted to Notes Payable	22,576	0
Note Receivable Charged to Income	(15,861)	0
Trademark Write-Down	206,000	0
Miscellaneous	(399)	2,000

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(115,371)	95,320
Accounts Receivable-Affiliates	125,798	(198,035)
Inventories	40,490	0
Loan Receivable - Employees	(800)	0
Deposits	(306)	787
Interest Receivable	(82,566)	13,232
Prepaid Expense	51,651	25,423
Loan Cost	0	0
Accounts Payable	53,144	(104,614)
Interest Payable	(16,695)	(39,701)
Taxes Payable	(38,275)	55,998
Deferred Income Tax	7,654	100,072
Other Accrued Liabilities	(124,778)	(52,109)
Escrow - Real Estate Taxes	1,777	4,068

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	24,255	141,868

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	2002	2001

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	(50,465)	0
Collections on Mortgages and Notes Receivable	47,469	63,957
Acquisition (Disposition) of Fixed Assets	(15,488)	(7,624)
Investment Purchases	0	0

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(18,484)	56,333

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable	0	0
Principal Payments on Mortgages and Notes Payable	(116,655)	(138,042)
Cash Paid for Treasury Stock	0
Principal Payments on Capital Lease Obligations	0	0

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(116,655)	(138,042)

Increase (Decrease) in Cash	(110,884)	60,159

Cash - Beginning	160,400	54,612

Cash - Ending	$49,516	$114,771

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. These financial statements for the six months ended June 30, 2002 and June 30, 2001 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2002. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

B - RECLASSIFICATIONS

As of March 31, 2002, certain reclassifications have been made to prior period information to conform to the current period presentation. Such reclassifications mostly affected Other Assets - Mortgages & Notes - Affiliates, which decreased from $1,015,107 as of December 31, 2001 to zero (-0-) as of March 31, 2002. The bulk of said amount consisted of the Tour Inn Mortgage and Note of $525,846, which was moved to Other Assets - Mortgage and Notes Receivable and the on the Houma Atrium Building of $456,547 which was moved to Current Assets - Mortgages & Notes - Affiliates.

Another reclassification made as March 31, 2002 changed Property and Equipment - Vehicles by a reduction from $330,864 as of December 31, 2001 to $271,364 as of March 31, 2002. A tug and a barge were moved from Vehicles to Equipment under Furniture, Fixtures & Equipment category.

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

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:

	Six Months Ended June 30,

	2002	2001
Sales to Unaffiliated Customers

Franchising	961,441	904,649
Financing & Investing	315,518	362,563
Leasing	166,072	235,296
Total Sales to Unaffiliated Customers	1,443,031	1,502,508

Other Income:
Franchising	128,551	330,315
Financing & Investing	11,815	20,616
Leasing	0	19,083
Total Other Income	140,366	370,014

Depreciation and Amortization:
Franchising	9,696	23,022
Financing & Investing	9,439	15,301
Leasing	49,489	59,221
Total Depreciation and Amortization	68,624	95,544

Interest Expense:
Franchising	4,271	2,599
Financing & Investing	40,796	12,441
Leasing	41,812	52,679
Total Interest Expense	86,879	67,719

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended
	June 30,
	2002	2001

Bad Debt Expense:
Franchising	19,760	5,677
Financing & Investing	149,410	0
Leasing	0	0
Total Bad Debt Expense	169,170	5,677

Net Income (Loss):
Franchising	153,228	258,031
Financing & Investing	(258,566)	(21,861)
Leasing	5,666	65,668
Total Net Income (Loss)	(99,671)	301,838

Identifiable Assets:
Franchising	1,711,942	1,896,726
Financing & Investing	7,882,865	8,504,673
Leasing	2,777,754	3,899,390
Total Identifiable Assets	12,372,561	14,300,789

Additions in Property & Equipment:
Franchising	5,317	7,624
Financing & Investing	0	0
Leasing	5,163	0
Total Additions in Property & Equipment	10,480	7,624

In the Financing & Investing Segment, the Company has included net income/ (loss) from unconsolidated equity investments totaling $15,890 as of June 30, 2002.

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

"Sundowner Inns" Trademarks, Registration No. 1,280,236 and No. 1,280,237, United States Patent and Trademark office, were registered May 29, 1984. In 1994, Joe W. Hudgins, the owner of the corporation to which said marks were then registered, transferred ownership of said corporation, Sundowner Reservations, Inc., a Tennessee corporation, to Hospitality International, Inc. in consideration of cancellation of inter-company debt and promise to pay the assigned corporation's debt to Red Carpet Inns International, Inc. On April 30, 1995, Sundowner Reservations, Inc. transferred title to the subject marks to Hospitality International, Inc. As of December 31, 1996, Hospitality International, Inc. transferred ownership of the subject marks to Red Carpet Inns International, Inc. for consideration of $360,000. In June of 2002, the Sundowner Inns' mark was found to be impaired under a discounted cash flow analysis and was written down $206,000 from its historical cost of $360,000.

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

Customers

The Company's business of franchising motels is contingent upon its being able to locate qualified property owner-operators who are seeking national affiliation. Through use of its franchise sales force, the Company has not experienced insurmountable difficulty in locating independent motel owner-operators who want to franchise or owner-operators seeking to change national affiliation nor does it anticipate any such difficulty in the future. However, more franchisors are offering multi-level brands, resulting in more downscaling conversions into the economy lodging sector and, therefore, providing more competition. Likewise, the Company's financing division requires that it locate qualified owner-operators or investors for its properties. Because of its franchise affiliations the financing division has not experienced, nor does it anticipate experiencing too much difficulty in locating qualified investors to purchase its developed properties. However, due to the Company's desire to limit the loans it holds to a manageable number and because third party or institutional financings for used motel properties are difficult to arrange, once a property is sold the Company carries the entire financing package and accordingly, each individual loan represents a larger portion of portfolio than it does with traditional lending institutions. Therefore, the continued performance of each existing loan may be material to the operation of the financing division.

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

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation:

Franchising revenues in second quarter 2002 increased 6% over the second quarter of 2001. In 2001, franchising revenues increased 6.7% from 2000. The smallness of these increases is probably due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. In response, the Company has become more stringent in its requirements relating to franchises in the areas of quality assurance. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements.

On January 8, 2002. A note and second mortgage which Registrant held on a motel at Register, Georgia, on which the 2002 audited balance of $176,686.56 principal and $17,860.74 accrued interest owed, was written off as a result of a foreclosure on the property by the first mortgage holder.

The company's subsidiary, Red Carpet Inns International, Inc. holds a note and mortgage receivable on a motel property (the Tour Inn). This note is non-performing. In addition to the motel property, Holder also has a first mortgage on an approximately eleven acre commercial tract and a second mortgage on a rural thirty-eight acre tract. It may be necessary to pay delinquent taxes to prevent a tax sale which might otherwise occur prior to the Red Carpet Inns International, Inc.'s foreclosure efforts; if so, it is possible that additional collateral can be obtained. It is believed, between the three tracts, that the Holder is adequately secured.

Leasing revenue should rise in 2002 after declining in 1998 through 2000 due to the restructuring of the lease agreements due to economic conditions, such as new competition at each of our locations and our failure to refurbish and upgrade. In 2001, leasing revenues dropped dramatically because no accruals were made for rent income due from the lessee due to the pending termination of the leases and the lack of probability of collection. The Company was more aggressive in collecting lease income in the first half of 2002 and as of July 1, 2002, executed new and more profitable leases with new lessees.

As a result of our failure to successfully launch the Sundowner Inns Trademark, the carrying value of same was written down from $360,000 to $154,000.

Liquidity:

Management believes that our current sources of capital including cash on hand, operating cash flow, and expected proceeds from sales of assets, were adequate to finance our operating and commitments through 2002. The question of liquidity should not be an issue in the near future. In 2001, the non-affiliated entity formerly leasing properties from the Company was in arrears in its past lease payments; collection was doubtful. At the end of June 2002, the Company cancelled the old leases, resulting in the assumption of some of said lessee's obligations, the transfer of certain of lessee's assets to Registrant, acknowledgment of the credit to lessee's payables account to Registrant and writing off the remaining balance of this receivable. If cash requirements become an issue, any of the notes could be sold at a discount or some free and clear properties could be hypothecated. We do not believe these measures will be required.

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

Item 4 Controls & Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30, 2002, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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