Form 10-Q
period 2002-09-30
SOUTHERN SCOTTISH INNS INC
filed 2005-05-24
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30 ,2002
Common Stock, Par Value $0.01 per share	2,366,395

SOUTHERN SCOTTISH INNS, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets-As of September 30, 2002 (Unaudited) and December 31, 2001	2-3
Consolidated Statements of Income-For the nine months ended September 30, 2002 and September 30, 2001 (Unaudited)	4-5

Consolidated Statements of Cash Flows-For the nine months ended September 30, 2002 and September 30, 2001 (Unaudited)	6-7

Notes to Consolidated Financial Statements	8-10

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS:

Item 1-Business	11-14

Item 2-Legal Proceedings	14

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	14-15

Item 4-Controls and Procedures	16

SIGNATURES	17-18

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2002 (Unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$124,619	$160,400
Accounts Receivable-Net	446,258	350,363
Accounts Receivable-Affiliates	682,712	830,857
Mortgages & Notes-Affiliates	559,848	31,660
Mortgages & Notes Receivable	462,168	514,696
Inventory	344	40,834
Prepaid Expenses	60,336	111,802
Interest Receivable	640,662	601,549
Net Deferred Tax Asset	41,166	30,371

TOTAL CURRENT ASSETS	3,018,133	2,672,532

PROPERTY AND EQUIPMENT
Land	1,608,203	1,567,044
Buildings & Building Improvements	2,751,203	2,562,913
Furniture, Fixtures & Equipment	362,440	225,524
Vehicles	271,364	330,864
Total Property & Equipment	4,993,210	4,686,385
Less: Accumulated Depreciation	(1,269,763)	(1,167,477)
TOTAL NET PROPERTY AND EQUIPMENT	3,723,447	3,518,908

OTHER ASSETS
Mortgages & Notes Receivable	4,275,577	3,958,730
Mortgages & Notes-Affiliates	0	1,015,107
Investments in Unconsolidated Affiliates	(15,541)	(17,242)
Investment in Real Estate	244,370	244,370
Trademarks - Net	1,004,030	1,210,030
Loan Cost	5,805	6,105
Other Assets	5,363	4,498
Deferred Tax Asset	146,088	124,888
Marketable Equity Securities, Carried at Market	28,373	28,373

TOTAL OTHER ASSETS	5,694,065	6,574,859

TOTAL ASSETS	$12,435,625	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2002 (Unaudited)	December 31, 2001

CURRENT LIABILITIES
Accounts Payable - Trade	$246,668	$178,758
Interest Payable	244,166	264,473
Income Taxes Payable	164,977	177,604
Other Taxes Payable	229,987	205,767
Other Liabilities	375,320	454,723
Capital Leases	2,374	0
Mortgages & Notes Payable	333,987	352,929
Mortgages & Notes Payable-Affiliates	167,420	149,195
Deferred Severance Pay	6,000	6,000

TOTAL CURRENT LIABILITIES	1,770,899	1,789,449

LONG-TERM LIABILITIES
Capital Leases	8,810	0
Mortgages & Notes Payable	763,769	880,750
Mortgages & Notes Payable-Affiliates	282,651	319,119
Escrow - Real Estate Tax	5,782	2,118
TOTAL LONG-TERM LIABILITIES	1,061,012	1,201,987

DEFERRED AMOUNTS
Deferred Income-Installment	558,226	574,787
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	725,726	742,287

TOTAL LIABILITIES & DEFERRED AMOUNTS	3,557,637	3,733,723

MINORITY INTEREST	839,062	858,835

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 year ended 2003 and 2002	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	1,972,744	2,107,559

TOTAL STOCKHOLDERS' EQUITY	8,038,926	8,173,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,435,625	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

REVENUES

Franchising Revenues	$549,071	$520,728	$1,510,512	$1,425,377
Financing Revenues	71,665	86,926	342,914	266,515
Leasing & Lodging Revenues	373,951	114,226	540,023	349,522
Equity in Income of Unconsolidated Affiliates	0	28,519	44,269	28,519
Legal Settlement Revenues	32,300	107,400	93,764	416,478
Gain on Sale of Assets	0	0	0	182,974
Other Income	44,062	18,087	122,964	79,023

TOTAL REVENUES	1,071,049	875,886	2,654,446	2,748,408

EXPENSES

Operating Expense-Franchise Division	489,0739	460,190	1,408,328	1,362,932
Operating Expense-Financing & Investing	133,688	171,937	511,847	406,758
Leasing & Lodging Expense	392,373	39,850	461,476	118,661
Interest Expense	26,210	41,391	113,089	109,110
Depreciation & Amortization	33,962	47,213	102,586	142,757
Equity in Loss of Unconsolidated Affiliates	14,189	0	42,568	0
Trademark Write-Down	0	0	206,000	0

TOTAL EXPENSES	1,089,494	760,581	2,845,894	2,140,218

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	(18,445)	115,305	14,552	608,190

Provisions for Income Taxes	(10,139)	21,953	(191,448)	(144,075)

Net Income (Loss) before Minority Interest	$(28,584)	137,258	37,000	464,115

Minority Interest in (Income) Loss - RCII	$(7,260)	(11,358)	$(153,748)	$(36,377

NET INCOME (LOSS)	(35,844)	125,900	$(134,815)	427,738

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)
	Three Months Ended September 30, 2002 2001		Nine Months Ended September 30, 2002 2001
INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes &, Minority Interest	(.007)	.05	(.08)	.26
Income (Loss) per Share before Minority Interest	(.01)	.06	(.07)	.20

Basic Net Income (Loss) per Common Share	$(.02)	.05	$(.06)	$.18
Average Shares Outstanding	2,366,395	2,366,395	2,366,395	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(134,815)	$427,738
Non-Cash Items Included in Net Income:
Depreciation and Amortization	102,586	0
Deferred Income Recognized	(16,561)	54,176
Investment (Income)/Loss - Affiliates	(1,701)	(28,519)
Minority Interest Income	(18,933)	36,377
(Gain) Loss on the Sale of Assets	0	(182,974)
Accounts Payable Converted to Notes Payable	22,576	0
Note Receivable Charged to Income	(3,500)	0
Trademark Write-Down	206,000	0
Miscellaneous	(12,757)	3,200

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(99,680)	70,636
Accounts Receivable-Affiliates	131,227	(250,371)
Inventories	40,490	0
Deposits	(865)	787
Interest Receivable	(99,205)	245,716
Prepaid Expense	51,466	25,715
Loan Cost	0	0
Accounts Payable	67,910	(42,935)
Interest Payable	(20,307)	(37,421)
Taxes Payable	11,593	33,085
Deferred Income Tax	(31,995)	50,544
Other Accrued Liabilities	(79,403)	(58,974)
Escrow - Real Estate Taxes	3,664	5,954

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	117,790	441,315

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	2002	2001

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	(50,468)	0
Collections on Mortgages and Notes Receivable	118,584	84,312
Acquisition (Disposition) of Fixed Assets	(36,187)	(9,408)
Investment Purchases	0

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	31,929	74,904

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable	0	0
Principal Payments on Mortgages and Notes Payable	(185,499)	(420,750)
Cash Paid for Treasury Stock	0
Principal Payments on Capital Lease Obligations	0	0

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(185,499)	(420,750)

Increase (Decrease) in Cash	(35,780)	95,469

Cash - Beginning	160,400	54,612

Cash - Ending	$124,620	$150,081

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. These financial statements for the nine months ended September 30, 2002 and September 30, 2001 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2002. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:

	Nine Months Ended September 30,

	2002	2001
Sales to Unaffiliated Customers

Franchising	1,510,512	1,425,377
Financing & Investing	387,183	478,008
Leasing & Lodging	540,023	349,522
Total Sales to Unaffiliated Customers	2,437,718	2,252,907

Other Income:
Franchising	181,632	455,771
Financing & Investing	35,096	20,617
Leasing & Lodging	0	19,113
Total Other Income	216,728	495,501

Depreciation and Amortization:
Franchising	13,550	34,534
Financing & Investing	21,074	22,950
Leasing & Lodging	67,962	85,273
Total Depreciation and Amortization	102,586	142,757

Interest Expense:
Franchising	5,996	4,118
Financing & Investing	49,088	19,172
Leasing & Lodging	58,005	85,820
Total Interest Expense	113,089	109,110

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended
	September 30,
	2002	2001

Bad Debt Expense:
Franchising	32,360	23,664
Financing & Investing	169,841	0
Leasing & Lodging	0	0
Total Bad Debt Expense	202,201	23,664

Net Income (Loss):
Franchising	257,568	402,439
Financing & Investing	(344,963)	(53,582)
Leasing & Lodging	(47,420)	78,881
Total Net Income (Loss)	(134,815)	427,738

Identifiable Assets:
Franchising	1,598,779	1,884,974
Financing & Investing	7,844,336	7,759,751
Leasing & Lodging	2,867,891	3,576,682
Total Identifiable Assets	12,311,006	13,221,507

Additions in Property & Equipment:
Franchising	41,588	9,408
Financing & Investing	245,171	0
Leasing & Lodging	23,769	0
Total Additions in Property & Equipment	310,528	9,408

In the Financing & Investing Segment, the Company has included net income/ (loss) from unconsolidated equity investments totaling $1,701 in 2002.

E - ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position or cash flows.

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

Leasing revenue is derived from the leasing of real and personal properties, i.e. motels, restaurants and part of Hospitality's office building belonging to the Company. Lodging revenues come from the operation of motels operated by a wholly owned subsidiary of the Registrant after 7/1/02.

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

Customers

The Company's business of franchising motels is contingent upon its being able to locate qualified property owner-operators who are seeking national affiliation. Through use of its franchise sales force, the Company has not experienced insurmountable difficulty in locating independent motel owner-operators wanting to franchise or owner-operators seeking to change national affiliation nor does it anticipate any such difficulty in the future. However, more franchisors are offering multi-level brands, resulting in more downscaling conversions into the economy lodging sector and, therefore, providing more competition. Likewise, the Company's financing division requires that it locate qualified owner-operators or investors for its properties. Because of its franchise affiliations the financing division has not experienced, nor does it anticipate experiencing too much difficulty in locating qualified investors to purchase its developed properties. However, due to the Company's desire to limit the loans it holds to a manageable number and because third party or institutional financings for used motel properties are difficult to arrange, once a property is sold the Company carries the entire financing package and accordingly, each individual loan represents a larger portion of portfolio than it does with traditional lending institutions. Therefore, the continued performance of each existing loan may be material to the operation of the financing division.

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

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation:

Franchising revenues in third quarter 2002 increased 6% over the third quarter of 2001. In 2001, franchising revenues increased 6.7% from 2000. These increases are due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. In response, the Company has become more stringent in its requirements relating to franchises in the areas of quality assurance. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements.

Financing revenues increased in the third quarter of 2002 over the third quarter of 2001 due to a note receivable which Registrant held on the Bald Knob Arkansas motel, through the mortgagor's refinancing, paying off. In general, however, revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity.

On January 8, 2002. A note and second mortgage which Registrant held on a motel at Register, Georgia, on which the 2002 audited balance of $176,686.56 principal and $17860.74 accrued interest owed, was written off as a result of a foreclosure on the property by the first mortgage holder.

Also, on September 3, 2002, Registrant foreclosed on a warehouse building in Gulfport, Mississippi, which resulted in a decrease of $154,975 in Mortgages & Notes Receivable, a decrease of $60,092 in Interest Receivable and an addition of $178,852 to Buildings and an addition of $40,159 to Land.

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

In the past several years, in an effort to expand the scope of our presence and offerings in the hospitality entertainment industry, the Company has made investments in and non-reoccurring loans to entities engaged in "cruises to nowhere" gambling ventures. While the investments have not yielded a cash return, it is probable that all or a significant part of the investments are adequately secured and collectable. Most of the loans have been deemed to be uncollectible and those were written off in 2002; the total of these loans constituted a sizable sum to write off in one year but being deemed uncollectible, left no choice. Registrant has no intentions of making loans for such purpose again.

Leasing revenue rose significantly in the third quarter of 2002 after declining in 1998 through 2001 due to the restructuring of the lease agreements due to economic conditions, such as new competition at each of our locations and our failure to refurbish and upgrade. In 2001, leasing revenues dropped dramatically because no accruals were made for rent income due from the lessee due to the pending termination of the leases and the lack of probability of collection. The Company was more aggressive in collecting lease income in the first half of 2002 and as of July 1, 2002, executed new and more profitable leases with new lessees.

Liquidity:

Management believes that our current sources of capital including cash on hand, operating cash flow, and expected proceeds from sales of assets, were adequate to finance our operating and commitments through 2002. The question of liquidity should not be an issue in the near future. In 2001, the non-affiliated entity formerly leasing properties from the Company was in arrears in its past lease payments; collection was doubtful. As of July 1, 2002, the Company cancelled the old leases, resulting in the assumption of some of said lessee's obligations, the transfer of certain of lessee's assets to Registrant, acknowledgment of the credit to lessee's payables account to Registrant and writing off the sizable and remaining balance of this receivable. If cash requirements become an issue, any of the notes could be sold at a discount or some free and clear properties could be hypothecated. We do not believe these measures will be required.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2002, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

______________________ ______

Anil Patel Date

Director