Form 10-Q/A
period 2002-03-31
SOUTHERN SCOTTISH INNS INC
filed 2006-11-20
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

SOUTHERN SCOTTISH INNS, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets As of March 31, 2002 (Unaudited) and December 31, 2001	2-3
Consolidated Statements of Income For the three months ended March 31, 2002 and March 31, 2001 (Unaudited)	4-5

Consolidated Statements of Cash Flows For the three months ended March 31, 2002 and March 31, 2001 (Unaudited)	6-7

Notes to Consolidated Financial Statements	8-10

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS:

Item 1- Business	11-14

Item 2-Legal Proceedings	14

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	14-15

Item 4-Controls and Procedures	16

SIGNATURE	17-18

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2002 (Unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$64,740	$160,400
Accounts Receivable-Net	391,338	350,363
Accounts Receivable-Affiliates	657,637	830,857
Mortgages & Notes-Affiliates	59,315	31,660
Mortgages & Notes Receivable	546,202	514,696
Inventory	344	40,834
Prepaid Expenses	82,495	111,802
Interest Receivable	630,998	601,549
Net Deferred Tax Asset	79,299	30,371

TOTAL CURRENT ASSETS	2,512,368	2,672,532

PROPERTY AND EQUIPMENT
Land	1,567,044	1,567,044
Buildings & Building Improvements	2,566,900	2,562,953
Furniture, Fixtures & Equipment	374,894	362,492
Vehicles	216,045	193,896
Total Property & Equipment	4,724,883	4,686,385
Less: Accumulated Depreciation	(1,201,225)	(1,167,477)
TOTAL NET PROPERTY AND EQUIPMENT	3,523,658	3,518,908

OTHER ASSETS
Mortgages & Notes Receivable	4,462,255	4,485,328
Mortgages & Notes-Affiliates	456,547	488,509
Investments in Unconsolidated Affiliates	11,082	(17,242)
Investment in Real Estate	244,370	244,370
Trademarks- Net	1,210,030	1,210,030
Loan Cost	5,955	6,105
Other Assets	4,803	4,498
Deferred Tax Asset	129,282	124,888
Marketable Equity Securities, Carried at Market	28,373	28,373

TOTAL OTHER ASSETS	6,552,697	6,574,859

TOTAL ASSETS	$12,588,723	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDER'S EQUITY
	March 31, 2002 (Unaudited)	December 31, 2001

CURRENT LIABILITIES
Accounts Payable - Trade	$220,506	$178,758
Interest Payable	236,434	264,473
Income Taxes Payable	194,732	177,604
Other Taxes Payable	250,011	205,767
Other Liabilities	370,187	454,723
Mortgages & Notes Payable	355,357	352,929
Mortgages & Notes Payable-Affiliates	167,420	149,195
Deferred Severance Pay	6,000	6,000

TOTAL CURRENT LIABILITIES	1,800,647	1,789,449

LONG-TERM LIABILITIES
Mortgages & Notes Payable	864,350	880,750
Mortgages & Notes Payable-Affiliates	291,624	319,119
Escrow - Real Estate Tax	2,008	2,118
TOTAL LONG-TERM LIABILITIES	1,157,982	1,201,987

DEFERRED AMOUNTS
Deferred Income-Installment	566,612	574,787
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	734,112	742,287

TOTAL LIABILITIES & DEFERRED AMOUNTS	3,692,741	3,733,723

MINORITY INTEREST	853,978	858,835

STOCKHOLDER'S EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 ended March 31, 2002 and year ended 2001	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	1,975,822	2,107,559

TOTAL STOCKHOLDER'S EQUITY	8,042,004	8,173,741

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,588,723	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

REVENUES

Franchising Revenues	$453,964	$426,930
Financing Revenues	129,987	113,636
Leasing Revenues	68,201	118,047
Equity in Income of Unconsolidated Affiliates	42,514	36,007
Legal Settlement Revenues	24,527	500
Gain on the Sale of Assets	0	133,955
Other Income	56,512	34,926

TOTAL REVENUES	775,705	864,001

EXPENSES

Operating Expense-Franchise Division	485,667	382,138
Operating Expense-Financing & Investing	334,972	127,771
Leasing Expense	49,541	27,895
Interest Expense	48,543	44,251
Depreciation & Amortization	33,899	48,581
Equity in Loss of Unconsolidated Affiliates	14,189	14,689

TOTAL EXPENSES	966,811	645,325

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	(191,106)	218,676

Provisions for Income Taxes	55,353	(81,290)

Net Income (Loss) before Minority Interest	(135,753)	137,386

Minority Interest in (Income) Loss - RCII	4,017	(3,072)

NET INCOME (LOSS)	$(131,736)	$134,314

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2002 2001
INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes &, Minority Interest	$(.08)	$.09
Income (Loss) per Share before Minority Interest	(.06)	.06

Basic Net Income (Loss) per Common Share	$(.06)	$.06
Average Shares Outstanding	2,366,395	2,366,395

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(131,736)	$134,314
Non-Cash Items Included in Net Income:
Depreciation and Amortization	33,899	48,581
Deferred Income Recognized	(8,175)	0
Investment (Income)/Loss - Affiliates	(28,325)	(21,318)
Minority Interest Income	(4,017)	3,072
(Gain) Loss on Sale of Assets	0	(133,955)
Accounts Payable Converted to Notes Payable	22,576	0
Note Receivable Charged to Income	(12,861)	0
Miscellaneous	(1,902)	(2,152)

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(40,975)	(74,611)
Accounts Receivable-Affiliates	159,561	1,080
Inventories	40,490	0
Deposits	(305)	787
Interest Receivable	(29,449)	(42,319)
Prepaid Expense	29,307	(844)
Accounts Payable	41,748	23,741
Interest Payable	(28,039)	(16,727)
Taxes Payable	61,372	3,619
Deferred Income Tax	(53,322)	81,290
Other Accrued Liabilities and Deferrals	(84,541)	15,458
Escrow - Real Estate Taxes	(110)	2,181

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(34,804)	$22,197

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	$(24,678)	$(26,601)
Collections on Mortgages and Notes Receivable	23,437	29,453
Investment Purchases	0	(1,202)
(Acquisition) Disposition of Fixed Assets	(7,031)	(3,256)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(8,272)	(1,606)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Principal Payments on Mortgages and Notes Payable	(52,584)	(31,277)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(52,584)	(31,277)

Increase (Decrease) in Cash	(95,660)	(10,686)

Cash - Beginning	160,400	54,612

Cash - Ending	$64,740	$43,926

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

B - RECLASSIFICATIONS

Certain reclassifications have been made to prior period information to conform to the current period presentation. Such reclassifications mostly affected Other Assets - Mortgages & Notes - Affiliates which decreased from $1,015,107 as of December 31, 2001 to $456,547 as of March 31, 2002. The bulk of said amount consisted of the Tour Inn Mortgage and Note of $526,598, which was moved to Other Assets - Mortgage and Notes Receivable.

Vehicles were separated out of the Furniture, Fixtures & Equipment category and Leasehold Improvements were added to Building Improvements.

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C - RELATED PARTY

Receivables in the amount of $149,798 due from an entity which was operating the FantaSea, a "cruise to nowhere" gambling boat belonging to ExtaSea Casino Cruises of North Florida, Inc., which is owned by Registrant and some of its affiliates and which is controlled by Registrant were written off in March of 2002. Of said $149,798, $148,925 was an uncollectible debt for monies loaned, directly and indirectly by Registrant for operating expenses; the other $873 was a debt to the franchising division. The operating entity became insolvent and was administratively dissolved by its State of incorporation.

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:

	Three Months Ended March 31,

	2002	2001
Sales to Unaffiliated Customers

Franchising	$453,964	$426,930
Financing & Investing	172,501	283,598
Leasing	68,201	118,047
Total Sales to Unaffiliated Customers	694,666	828,575

Other Income:
Franchising	67,129	11,182
Financing & Investing	13,910	20,250
Leasing	0	3,994
Total Other Income	81,039	35,426

Depreciation and Amortization:
Franchising	11,275	11,511
Financing & Investing	2,527	7,900
Leasing	20,097	29,170
Total Depreciation and Amortization	33,899	48,581

Interest Expense:
Franchising	5,963	1,411
Financing & Investing	26,611	15,170
Leasing	15,969	27,670
Total Interest Expense	48,543	44,251

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	March 31,
	2002	2001

Bad Debt Expense:
Franchising	7,160	6,286
Financing & Investing	148,925	0
Leasing	0	0
Total Bad Debt Expense	156,085	6,286

Net Income (Loss):
Franchising	(16,457)	48,125
Financing & Investing	(94,482)	48,883
Leasing	(20,797)	37,306
Total Net Income (Loss)	$(131,736)	$134,314

Identifiable Assets:
Franchising	$1,810,288	$1,910,815
Financing & Investing	8,414,673	8,613,004
Leasing	2,299,022	3,878,004
Total Identifiable Assets	12,523,983	14,401,823

Additions in Property & Equipment:
Franchising	35,906	3,256
Financing & Investing	0	0
Leasing	2,592	0
Total Additions in Property & Equipment	$38,498	$3,256

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

Item 2 Legal Proceedings

The Company is named as a defendant for damages in an unspecified amount, reasonable attorney fees, interest and costs as a result of the Company's alleged violation of a patent. It is counsel's opinion that the Company will be dismissed without liability.

Item 3 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation:

Franchising revenues in the first quarter of 2002 rose 6% from the first quarter of 2001; however, operating expenses increased by $113,869 or almost 30% over first quarter of 2001. Part of said $113,869 was an increase of $15,000 for advertising costs, a bonus of approximately $9,000 to president, salesmen's commissions increased by approximately $9,000, an $8,300 increase for a franchisee management training seminar, and a casual labor increase of $3,000. $36,000 of said increase was a management fee to Bob Guimbellot, who was CEO of Hospitality International, Inc. and of Red Carpet inns International, Inc. and Southern Scottish Inns, Inc., Hospitality's two shareholders. The remainder of the increase was due to several other smaller amounts in different categories. The smallness of this increase may be due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. The Company responded by becoming more stringent in its requirements relating to franchises in the areas of quality assurance. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements.

Financing revenues increased slightly in the first quarter of 2002 over the first quarter of 2001. In general, however, revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity. Financing and Investing operating expenses increased by $210,995 over the first quarter of 2001. See Note C - Related Party for explanation of $148,925 of said amount.

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

Leasing revenue decreased in the first quarter of 2002 from that of same quarter of 2001 by $49,846 or approximately 42%. In current quarter the Company continued its practice of not accruing unpaid lease payments due to pending termination of the leases and the lack of probability of collection.

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