Form 10-Q/A
period 2002-06-30
SOUTHERN SCOTTISH INNS INC
filed 2006-11-20
CIK 92284

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

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2002 (Unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$49,517	$160,400
Accounts Receivable-Net	470,224	350,363
Accounts Receivable-Affiliates	683,651	830,857
Mortgages & Notes-Affiliates	61,115	31,660
Mortgages & Notes Receivable	550,771	514,696
Inventory	344	40,834
Prepaid Expenses	60,151	111,802
Interest Receivable	682,123	601,549
Net Deferred Tax Asset	70,215	30,371

TOTAL CURRENT ASSETS	2,628,111	2,672,532

PROPERTY AND EQUIPMENT
Land	1,567,044	1,567,044
Buildings & Building Improvements	2,572,271	2,562,953
Furniture, Fixtures & Equipment	398,300	362,492
Vehicles	216,045	193,896
Total Property & Equipment	4,753,660	4,686,385
Less: Accumulated Depreciation	(1,235,801)	(1,167,477)
TOTAL NET PROPERTY AND EQUIPMENT	3,517,859	3,518,908

OTHER ASSETS
Mortgages & Notes Receivable	4,435,149	4,485,328
Mortgages & Notes-Affiliates	477,449	488,509
Investments in Unconsolidated Affiliates	(1,352)	(17,242)
Investment in Real Estate	244,370	244,370
Trademarks - Net	1,004,030	1,210,030
Loan Cost	5,805	6,105
Other Assets	4,803	4,498
Deferred Tax Asset	120,550	124,888
Marketable Equity Securities, Carried at Market	28,373	28,373

TOTAL OTHER ASSETS	6,319,177	6,574,859

TOTAL ASSETS	$12,465,147	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30, 2002 (Unaudited)	December 31, 2001

CURRENT LIABILITIES
Accounts Payable - Trade	$279,382	$178,758
Interest Payable	245,786	264,473
Income Taxes Payable	138,983	177,604
Other Taxes Payable	300,097	205,767
Other Liabilities	326,760	454,723
Capital Leases	2,374	0
Mortgages & Notes Payable	343,930	352,929
Mortgages & Notes Payable-Affiliates	167,420	149,195
Deferred Severance Pay	6,000	6,000

TOTAL CURRENT LIABILITIES	1,810,732	1,789,449

LONG-TERM LIABILITIES
Capital Leases	8,810	0
Mortgages & Notes Payable	820,538	880,750
Mortgages & Notes Payable-Affiliates	284,783	319,119
Escrow - Real Estate Tax	3,895	2,118
TOTAL LONG-TERM LIABILITIES	1,118,026	1,201,987

DEFERRED AMOUNTS
Deferred Income-Installment	558,226	574,787
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	725,726	742,287

TOTAL LIABILITIES & DEFERRED AMOUNTS	3,654,484	3,733,723

MINORITY INTEREST	829,346	858,835

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 year ended 2003 and 2002	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	1,915,135	2,107,559

TOTAL STOCKHOLDERS' EQUITY	7,981,317	8,173,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,465,147	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

REVENUES

Franchising Revenues	$507,477	$477,719	$961,441	$904,649
Financing Revenues	141,262	127,042	271,249	240,678
Leasing Revenues	97,871	117,249	166,072	235,296
Equity in Income of Unconsolidated Affiliates	1,755	36,006	44,269	72,013
Legal Settlement Revenues	36,937	308,578	61,464	309,078
Gain on the Sale of Assets	0	49,019	0	182,974
Other Income	22,390	26,010	78,902	60,936

TOTAL REVENUES	807,692	1,141,623	1,583,397	2,005,624

EXPENSES

Operating Expense-Franchise Division	438,645	518,784	924,312	900,922
Operating Expense-Financing & Investing	117,634	139,039	452,606	266,810
Leasing Expense	80,191	29,979	129,732	57,874
Interest Expense	38,336	40,147	86,879	84,395
Depreciation & Amortization	34,725	46,963	68,624	95,544
Equity in Loss of Unconsolidated Affiliates	14,190	14,690	28,379	29,379
Trademark Write-Down	206,000	0	206,000	0

TOTAL EXPENSES	929,721	789,602	1,896,532	1,434,927

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	(122,029)	352,021	(313,135)	570,697

Provisions for Income Taxes	36,709	(130,360)	92,062	(211,650)

Net Income (Loss) before Minority Interest	$(85,320)	221,661	(221,073)	359,047

Minority Interest in (Income) Loss - RCII	$24,632	(23,196)	$28,649	$(26,268)

NET INCOME (LOSS)	(60,688)	198,465	$(192,424)	332,779

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2002 2001		Six Months Ended June 30, 2002 2001
INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes &, Minority Interest	(.05)	.15	(.13)	.24
Income (Loss) per Share before Minority Interest	(.04)	.09	(.09)	.15

Basic Net Income (Loss) per Common Share	$(.03)	.08	$(.08)	$.14
Average Shares Outstanding	2,366,395	2,366,395	2,366,395	2,366,395

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six Months Ended June 30,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(192,424)	$332,779
Non-Cash Items Included in Net Income:
Depreciation and Amortization	68,624	95,544
Deferred Income Recognized	(16,561)	0
Equity in (Income) Loss of Unconsolidated Affiliates	(15,891)	(42,634)
Minority Interest Income	(28,649)	26,268
Gain on Sale of Assets	0	(182,974)
Accounts Payable Converted to Notes Payable	22,576	0
Note Receivable Charged to Income	(15,861)	0
Bad Debt Expense (Recovery)	0	5,677
Trademark Write-Down	206,000	0
Miscellaneous	(398)	2,000

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(115,371)	(5,501)
Accounts Receivable-Affiliates	125,798	(70,850)
Inventories	40,490	0
Loan Receivable - Employees	(800)	0
Deposits	(305)	787
Interest Receivable	(82,566)	(84,638)
Prepaid Expense	51,651	(2,775)
Loan Cost	0	0
Accounts Payable	100,624	(45,183)
Interest Payable	(16,695)	(23,022)
Taxes Payable	55,709	(9,958)
Deferred Income Tax	(35,506)	211,650
Other Accrued Liabilities and Deferrals	(127,963)	(71,945)
Escrow - Real Estate Taxes	1,777	4,068

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	24,259	139,293

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2002	2001

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	(50,465)	(51,690)
Collections on Mortgages and Notes Receivable	47,466	74,639
Investment Purchases	0	(1,202)
(Acquisition) Disposition of Fixed Assets	(15,488)	(7,207)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(18,487)	14,540

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Principal Payments on Mortgages and Notes Payable	(116,655)	(93,674)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(116,655)	(93,674)

Increase (Decrease) in Cash	(110,883)	60,159

Cash - Beginning	160,400	54,612

Cash - Ending	$49,517	$114,771

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

B - RECLASSIFICATIONS

Certain reclassifications have been made to prior period information to conform to the current period presentation. Such reclassifications mostly affected Other Assets - Mortgages & Notes - Affiliates, which decreased from $1,015,107 as of December 31, 2001 $477,449 as of June 30, 2002. The bulk of said amount consisted of the Tour Inn Mortgage and Note of $526,598, which was moved to Other Assets - Mortgage and Notes Receivable.

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

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:
	Six Months Ended June 30,

	2002	2001
Sales to Unaffiliated Customers

Franchising	961,441	904,649
Financing & Investing	315,518	495,665
Leasing	166,072	235,296
Total Sales to Unaffiliated Customers	1,443,031	1,635,610

Other Income:
Franchising	128,551	330,315
Financing & Investing	11,815	20,616
Leasing	0	19,083
Total Other Income	140,366	370,014

Depreciation and Amortization:
Franchising	9,696	23,022
Financing & Investing	9,439	15,300
Leasing	49,489	57,222
Total Depreciation and Amortization	68,624	95,544

Interest Expense:
Franchising	4,271	2,599
Financing & Investing	40,796	29,120
Leasing	41,812	52,679
Total Interest Expense	86,879	84,398

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D - INDUSTRY SEGMENTS - Continued
	Six Months Ended
	June 30,
	2002	2001

Bad Debt Expense:
Franchising	19,760	5,677
Financing & Investing	149,410	0
Leasing	0	0
Total Bad Debt Expense	169,170	5,677

Net Income (Loss):
Franchising	150,634	256,216
Financing & Investing	(288,097)	(10,042)
Leasing	(54,961)	86,605
Total Net Income (Loss)	(192,424)	332,779

Identifiable Assets:
Franchising	1,752,409	1,952,286
Financing & Investing	7,885,467	8,559,382
Leasing	2,777,754	3,921,043
Total Identifiable Assets	12,415,630	14,432,711

Additions in Property & Equipment:
Franchising	40,957	42,514
Financing & Investing	20,319	0
Leasing	5,999	265,785
Total Additions in Property & Equipment	67,275	308,299

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

The Company also is named as a defendant in the Circuit Court of Saline County, Illinois in the case of Business Lenders, LLC and Kerr Real Estate Investment v. Southern Scottish Inns, Inc (SSI). The plaintiffs contend that a subsidiary of Southern Scottish Inns, Inc. agreed to purchase a Days Inn from the above entities. The Plaintiffs contend that a sales agreement was reached and that SSI is obligated to purchase the Days Inn for $625,000 and pay a commission of $50,000. SSI contends that there was no written agreement with this subsidiary, that there was no contract and that it is not obligated to purchase the business. There are pending motions for Summary Judgment and Responsive Motions have been filed on behalf of SSI.

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

As a result of our failure to successfully launch the Sundowner Inns Trademark, the carrying value of same was written down from $360,000 to $100,000.

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