Form 10-Q/A
period 2002-09-30
SOUTHERN SCOTTISH INNS INC
filed 2006-11-20
CIK 92284

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

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2002 (Unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$124,619	$160,400
Accounts Receivable-Net	459,968	350,363
Accounts Receivable-Affiliates	642,712	830,857
Mortgages & Notes-Affiliates	65,320	31,660
Mortgages & Notes Receivable	462,168	514,696
Inventory	344	40,834
Prepaid Expenses	61,915	111,802
Interest Receivable	683,696	601,549
Net Deferred Tax Asset	171,460	30,371

TOTAL CURRENT ASSETS	2,672,202	2,672,532

PROPERTY AND EQUIPMENT
Land	1,608,203	1,567,044
Buildings & Building Improvements	2,751,203	2,562,953
Furniture, Fixtures & Equipment	417,759	362,492
Vehicles	216,045	193,896
Total Property & Equipment	4,993,210	4,686,385
Less: Accumulated Depreciation	(1,269,763)	(1,167,477)
TOTAL NET PROPERTY AND EQUIPMENT	3,723,447	3,518,908

OTHER ASSETS
Mortgages & Notes Receivable	4,275,577	4,485,328
Mortgages & Notes-Affiliates	534,528	488,509
Investments in Unconsolidated Affiliates	(63,875)	(17,242)
Investment in Real Estate	244,370	244,370
Trademarks - Net	1,004,030	1,210,030
Loan Cost	5,805	6,105
Other Assets	5,363	4,498
Deferred Tax Asset	143,362	124,888
Marketable Equity Securities, Carried at Market	28,373	28,373

TOTAL OTHER ASSETS	6,177,533	6,574,859

TOTAL ASSETS	$12,573,182	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2002 (Unaudited)	December 31, 2001

CURRENT LIABILITIES
Accounts Payable - Trade	$298,472	$178,758
Interest Payable	255,557	264,473
Income Taxes Payable	200,781	177,604
Other Taxes Payable	355,328	205,767
Other Liabilities	403,280	454,723
Capital Leases	2,374	0
Mortgages & Notes Payable	333,987	352,929
Mortgages & Notes Payable-Affiliates	167,420	149,195
Deferred Severance Pay	6,000	6,000

TOTAL CURRENT LIABILITIES	2,023,199	1,789,449

LONG-TERM LIABILITIES
Capital Leases	8,811	0
Mortgages & Notes Payable	763,768	880,750
Mortgages & Notes Payable-Affiliates	282,651	319,119
Escrow - Real Estate Tax	5,782	2,118
TOTAL LONG-TERM LIABILITIES	1,061,012	1,201,987

DEFERRED AMOUNTS
Deferred Income-Installment	558,226	574,787
Deferred Severance Pay	167,500	167,500
TOTAL DEFERRED AMOUNTS	725,726	742,287

TOTAL LIABILITIES & DEFERRED AMOUNTS	3,809,937	3,733,723

MINORITY INTEREST	839,187	858,835

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 year ended 2003 and 2002	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Retained Earnings	1,857,876	2,107,559

TOTAL STOCKHOLDERS' EQUITY	7,924,058	8,173,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,573,182	$12,766,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

REVENUES

Franchising Revenues	$549,071	$520,728	$1,510,512	$1,425,377
Financing Revenues	114,699	120,548	385,948	361,226
Leasing & Lodging Revenues	373,951	114,226	540,023	349,522
Equity in Income of Unconsolidated Affiliates	4,911	64,546	49,180	136,559
Legal Settlement Revenues	32,300	107,400	93,764	416,478
Gain on Sale of Assets	0	0	0	182,974
Other Income	44,062	18,087	122,964	79,023

TOTAL REVENUES	1,118,994	945,535	2,702,391	2,951,159

EXPENSES

Operating Expense-Franchise Division	475,723	460,161	1,400,035	1,361,083
Operating Expense-Financing & Investing	169,559	140,645	622,165	407,455
Leasing & Lodging Expense	419,533	40,020	549,265	97,894
Interest Expense	37,601	49,731	124,480	134,129
Depreciation & Amortization	33,962	14,689	102,586	142,757
Equity in Loss of Unconsolidated Affiliates	67,434	47,213	95,813	44,068
Trademark Write-Down	0	0	206,000	0

TOTAL EXPENSES	1,203,812	752,459	3,100,344	2,187,386

Net Income (Loss) from Continuing Operations before Taxes & Minority Interest	(84,818)	193,076	(397,953)	763,773

Provisions for Income Taxes	37,400	(65,697)	129,462	(277,347)

Net Income (Loss) before Minority Interest	(47,418)	127,379	(268,491)	486,426

Minority Interest in (Income) Loss - RCII	(9,841)	(11,723)	18,808	(37,991)

NET INCOME (LOSS)	$(57,259)	$115,656	$(249,683)	$448,435

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2002 2001		Nine Months Ended September 30, 2002 2001
INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes &, Minority Interest	$(.04)	$.08	$(.17)	$.32
Income (Loss) per Share before Minority Interest	(.02)	.05	(.11)	.21

Basic Net Income (Loss) per Common Share	$(.02)	$.05	$(.10)	$.19
Average Shares Outstanding	2,366,395	2,366,395	2,366,395	2,366,395

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended September 30,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(249,683)	$448,435
Non-Cash Items Included in Net Income:
Depreciation and Amortization	102,586	142,757
Deferred Income Recognized	(16,561)	0
Investment (Income)/Loss - Affiliates	46,634	(92,491)
Minority Interest Income	(18,808)	37,991
(Gain) Loss on the Sale of Assets	0	(182,974)
Accounts Payable Converted to Notes Payable	22,576	0
Note Receivable Charged to Income	(3,500)	0
Trademark Write-Down	206,000	0
Bad Debt Recovery	0	5,677
Miscellaneous	(12,758)	3,200

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(113,390)	63,496
Accounts Receivable-Affiliates	171,227	(122,315)
Inventories	40,490	0
Deposits	(865)	787
Interest Receivable	(142,239)	60,949
Prepaid Expense	49,887	(4,612)
Loan Cost	0	0
Accounts Payable	119,714	(40,776)
Interest Payable	(8,916)	(12,403)
Taxes Payable	172,738	(60,446)
Deferred Income Tax	(159,563)	277,347
Other Accrued Liabilities and Deferrals	(51,443)	(50,565)
Escrow - Real Estate Taxes	3,664	5,954

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	157,790	480,011

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Investment Purchases	0	(3,823)
Notes Receivable Issued	(50,468)	(51,690)
Collections on Mortgages and Notes Receivable	78,584	94,994
(Acquisition) Disposition of Fixed Assets	(36,187)	(9,408)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(8,071)	30,073

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Principal Payments on Mortgages and Notes Payable	(185,500)	(414,615)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(185,500)	(414,615)

Increase (Decrease) in Cash	(35,781)	95,469

Cash - Beginning	160,400	54,612

Cash - Ending	$124,619	$150,081

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

B - RECLASSIFICATIONS

Certain reclassifications have been made to prior period information to conform to the current period presentation. Such reclassifications mostly affected Other Assets - Mortgages & Notes - Affiliates, which decreased from $1,015,107 as of December 31, 2001 to $534,528 as of September 30, 2002. The bulk of said amount consisted of the Tour Inn Mortgage and Note of $526,598, which was moved to Other Assets - Mortgage.

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

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:
	Nine Months Ended September 30,

	2002	2001
Sales to Unaffiliated Customers

Franchising	1,510,512	1,425,377
Financing & Investing	435,128	680,759
Leasing & Lodging	540,023	349,522
Total Sales to Unaffiliated Customers	2,485,663	2,455,658

Other Income:
Franchising	181,632	455,771
Financing & Investing	35,096	20,617
Leasing & Lodging	0	19,113
Total Other Income	216,728	495,501

Depreciation and Amortization:
Franchising	13,550	34,534
Financing & Investing	21,074	22,950
Leasing & Lodging	67,962	85,273
Total Depreciation and Amortization	102,586	142,757

Interest Expense:
Franchising	5,996	4,118
Financing & Investing	58,984	44,191
Leasing & Lodging	59,500	85,820
Total Interest Expense	124,480	134,129

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D - INDUSTRY SEGMENTS - Continued

	Nine Months Ended
	September 30,
	2002	2001

Bad Debt Expense:
Franchising	18,650	23,664
Financing & Investing	169,841	0
Leasing & Lodging	0	0
Total Bad Debt Expense	188,491	23,664

Net Income (Loss):
Franchising	265,093	400,502
Financing & Investing	(378,072)	(51,716)
Leasing & Lodging	(136,704)	99,649
Total Net Income (Loss)	(249,683)	448,435

Identifiable Assets:
Franchising	1,609,732	1,909,191
Financing & Investing	7,970,940	7,903,776
Leasing & Lodging	2,867,891	3,597,550
Total Identifiable Assets	12,448,563	13,410,517

Additions in Property & Equipment:
Franchising	41,588	62,822
Financing & Investing	240,171	0
Leasing & Lodging	23,769	266,060
Total Additions in Property & Equipment	305,528	328,882

In the Financing & Investing Segment, the Company has included net income/ (loss) from unconsolidated equity investments totaling $(46,633) as of September 30, 2002.

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

Environmental Protection

The Company is not directly affected by environmental protection measures of federal, state or local authorities to any extent which would reasonably be expected to cause material capital expenditures for compliance, so far as in known. However, it is possible that an approximately five and three-tenths (5.09) acre tract of land held as an investment and acquired as a possible motel site, located on I-10 in Ocean Springs, Mississippi, may under the new guidelines, be determined to be in part "wetlands." If so, its use and value would be adversely affected. On January 27, 1995, 3.2 acres contiguous to said tract were sold at a consideration undiminished by the wetlands issue; the value of the remaining 5.09 acres, therefore, may not be diminished. The 5.09 acre tract is carried on the books at $55,647.

Foreign Operations

The Company is not currently involved in any business operations outside of the United States of America, except through its franchising division, which does do limited business in Canada and has one franchise in the Bahamas.

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