Form 10-Q
period 2003-03-31
SOUTHERN SCOTTISH INNS INC
filed 2006-11-20
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

CLASS	SHARES OUTSTANDING AT MARCH 31, 2003
Common Stock, Par Value $0.01 per share	2,366,395

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Item 1-Financial Statements

Consolidated Balance Sheets-As of March 31, 2003 (Unaudited) and December 31, 2002	2-5

Consolidated Statements of Income-For the three months ended March 31, 2003 and March 31, 2002 (Unaudited)	6-7

Consolidated Statements of Cash Flows-For the three months ended March 31, 2003 and March 31, 2002 (Unaudited)	8-9

Notes to Consolidated Financial Statements	10-13

PART II. OTHER INFORMATION:

Item 1-Business Discussion	14

Item 2- Legal Proceedings	17

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	18

Item 4-Controls and Procedures	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2003 (Unaudited)	December 31, 2002
CURRENT ASSETS
Cash	$163,955	$160,795
Accounts Receivable-Net	380,921	370,213
Accounts Receivable-Affiliates	238,916	239,745
Mortgages & Notes-Affiliates	22,277	22,277
Mortgages & Notes Receivable	465,370	430,136
Inventory	254	254
Prepaid Expenses	84,418	71,866
Interest Receivable	484,667	582,854
Net Deferred Tax Asset	0	35,841
Cash - Houma Building Partnership - HBP	17,800	0
Accounts Receivable - HBP	48,145	0
Notes Receivable - HBP	0	0
Notes Receivable - Affiliates - HBP	113,654	0
Prepaid Expenses - HBP	0	0

TOTAL CURRENT ASSETS	2,020,377	1,913,981

PROPERTY AND EQUIPMENT
Land	1,607,203	1,607,203
Buildings & Building Improvements	2,915,209	2,911,421
Furniture, Fixtures & Equipment	647,177	623,551
Vehicles	217,459	217,459
Total Property & Equipment	5,387,048	5,359,634
Less: Accumulated Depreciation	(1,355,664)	(1,317,948)
PROPERTY AND EQUIPMENT - NET	4,031,384	4,041,686

Land - HBP	346,420	0
Buildings & Building Improvements - HBP	3,421,663	0
Furniture, Fixtures & Equipment - HBP	231,265	0
Total Property & Equipment - HBP	3,999,348	0
Less: Accumulated Depreciation	(1,678,707)	0
NET PROPERTY AND EQUIPMENT - HBP	2,320,641	0

TOTAL NET PROPERTY AND EQUIPMENT	$6,352,025	$4,041,686

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

ASSETS

	March 31, 2003 (Unaudited)	December 31, 2002

OTHER ASSETS
Mortgages & Notes Receivable	$3,873,932	$3,897,260
Mortgages & Notes-Affiliates	0	564,252
Investments in Unconsolidated Affiliates	277,168	(255,233)
Investment in Real Estate	233,550	233,550
Trademarks - Net	1,004,030	1,004,030
Loan Cost	4,988	5,250
Loan Cost - HBP	11,458	0
Other Assets	12,746	12,839
Deferred Tax Asset	378,914	378,998
Marketable Equity Securities, Carried at Market	28,885	30,975

TOTAL OTHER ASSETS	5,825,671	5,871,921

TOTAL ASSETS	$14,198,073	$11,827,588

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31, 2003 (Unaudited)	December 31, 2002

CURRENT LIABILITIES
Accounts Payable - Trade	$171,686	$212,779
Interest Payable	195,264	192,618
Income Taxes Payable	197,932	206,148
Other Taxes Payable	241,082	302,952
Other Liabilities	412,541	447,202
Capital Leases	24,564	24,564
Mortgages & Notes Payable	307,529	366,510
Mortgages & Notes Payable-Affiliates	167,420	167,420
Deferred Tax Liabilities	21,211	0
Deferred Severance Pay	6,000	6,000
Accounts Payable - HBP	1,050	0
Interest Payable - HBP	4,985	0
Mortgages & Notes Payable - Affiliates - HBP	13,405	0
Mortgages & Notes Payable - HBP	102,163	0

TOTAL CURRENT LIABILITIES	1,866,832	1,926,193

LONG-TERM LIABILITIES
Capital Leases	26,152	29,605
Mortgages & Notes Payable	674,041	693,480
Mortgages & Notes Payable-Affiliates	212,720	212,719
Mortgages & Notes Payable - Affiliates - HBP	178,609	0
Mortgages & Notes Payable - HBP	2,743,483	0
Escrow - Real Estate Tax	1,995	346
TOTAL LONG-TERM LIABILITIES	3,837,000	936,150

DEFERRED AMOUNTS
Deferred Income-Installment	449,530	453,382
Deferred Severance Pay	168,000	168,000
TOTAL DEFERRED AMOUNTS	617,530	621,382

TOTAL LIABILITIES & DEFERRED AMOUNTS	6,321,362	3,483,725

MINORITY INTEREST

Minority Interest in Red Carpet Inns International	733,071	729,989
Minority Interest in Houma Building Partnership	(568,113)	0

TOTAL MINORITY INTEREST	$164,958	$729,989

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2003 (Unaudited)	December 31, 2002

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 ended March 31, 2003 and year ended 2002	$6,023,981	$6,023,981
Additional Paid in Capital	42,201	42,201
Treasury Stock - 215,913 Month ended 3/31/03	(2,090)	0
Retained Earnings	1,647,661	1,547,692

TOTAL STOCKHOLDERS' EQUITY	7,711,753	7,613,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,198,073	$11,827,588

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

REVENUES

Franchising Revenues	$407,496	$453,964
Financing Revenues	107,916	129,987
Leasing & Lodging Revenues	432,879	68,201
Equity in Income of Unconsolidated Affiliates	4,027	42,514
Legal Settlement Revenues	28,000	24,527
Other Income	159,631	56,512
Leasing Revenues - HBP	186,317	0
Other Income - HBP	16,760	0

TOTAL REVENUES	1,343,026	775,705

EXPENSES

Operating Expense-Franchise Division	427,480	485,667
Operating Expense-Financing & Investing	150,490	334,972
Leasing & Lodging Expense	299,896	49,541
Interest Expense	32,861	48,543
Depreciation & Amortization	40,037	33,899
Equity in Loss of Unconsolidated Affiliates	14,189	14,189
Leasing Expense - HBP	123,345	0
Interest Expense - HBP	78,210	0
Depreciation & Amortization - HBP	43,678	0

TOTAL EXPENSES	1,210,186	966,811

Net Income (Loss) from Continuing Operations before Taxes, Minority Interest & Cumulative Effect of Accounting Change	132,840	(191,106)

Provisions for Income Taxes	(57,136)	55,353

Net Income (Loss) before Minority Interest & Cumulative Effect of Accounting Change	$75,704	$(135,753)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Minority Interest in (Income) Loss - RCII	$(3,082)	$4,017
Minority Interest in (Income) Loss - HBP	27,346	0

Net Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	99,968	(131,736)

Cumulative Effect of Accounting Changes	(540,767)	0

NET INCOME (LOSS)	$(440,799)	$(131,736)

INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes, Minority Interest & Cumulative Effect of Accounting Change	$.06	$(.08)
Income (Loss) per Share before Minority Interest & Cumulative Effect of Accounting Change	.03	(.06)
Income (Loss) per Share before Cumulative Effect of Accounting Change	.04	(.06)
Cumulative Effect of Accounting Change	(.24)	0

Basic Net Income (Loss) per Common Share	$(.20)	$(.06)
Average Shares Outstanding	2,233,959	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended
	March 31,
	2003	2002
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(440,799)	$(131,736)
Non-Cash Items Included in Net Income:
Cumulative Effect of Accounting Change	540,767	0
Depreciation and Amortization	83,715	33,899
Deferred Income Recognized	(3,852)	(8,175)
Investment (Income)/Loss - Affiliates	10,162	(28,325)
Minority Interest Income	3,082	(4,017)
Minority Interest - HBP	(27,346)	0
Accounts Payable Converted to Notes Payable	0	22,576
Note Receivable Charged to Income	0	(12,861)
Miscellaneous	(10,952)	(1,902)

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(14,408)	(40,975)
Accounts Receivable-Affiliates	829	159,561
Inventories	0	40,490
Deposits	93	(305)
Interest Receivable	(30,502)	(29,449)
Prepaid Expense	(12,552)	29,307
Loan Cost	262	0
Accounts Payable	(41,093)	41,748
Interest Payable	2,646	(28,039)
Taxes Payable	(70,086)	61,372
Deferred Income Tax	57,136	(53,322)
Other Accrued Liabilities and Deferrals	(34,661)	(84,541)
Escrow - Real Estate Taxes	1,649	(110)
Accounts Receivable - HBP	476	0
Loan Cost - HBP	(20,222)	0
Deposits - HBP	117,368	0
Accounts Payable - HBP	(24,148)	0
Interest Payable - HBP	1,795	0
Taxes Payable - HBP	(152,480)	0

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(63,121)	$(34,804)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	$(32,785)	$(24,678)
Collections on Mortgages and Notes Receivable	25,172	23,437
(Acquisition) Disposition of Fixed Assets	(29,472)	(7,031)
Investment Purchases	(1,797)	0

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(38,882)	(8,272)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable	2,863,200	0
Principal Payments on Mortgages and Notes Payable	(62,085)	(52,584)
Cash Paid for Treasury Stock		0
Principal Payments on Capital Lease Obligations	(1,244)	0
Principal Payments on Mortgages and Notes Payable - HBP	(2,691,077)	0

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	108,794	(52,584)

Increase (Decrease) in Cash	6,791	(95,660)

Cash Acquired from Consolidation HBP	14,169	0

Cash - Beginning	160,795	160,400

Cash - Ending	$181,755	$64,740

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X.These financial statements for the three months ended March 31, 2003 and March 31, 2002 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2003. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The consolidated financial statements include the accounts of the Company and all subsidiaries except where control is temporary or does not rest with the Company. Additionally, starting as of January 1, 2003, the Company applied FIN 46 and consolidated for financial reporting purposes the Houma Building Partnership (HBP) of which the Company owns a fifty (50%) percent interest (See Accounting Pronouncements). The Company's investments in companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the net earnings of these companies is included in consolidated net income. The Company's investments in other companies are carried at cost or fair value, as appropriate. All significant inter-company accounts and transactions are eliminated.

B - RECLASSIFICATIONS

Certain reclassifications have been made to prior period information to conform to the current period presentation.

C - RELATED PARTY

Receivables in the amount of $148,925 due from an affiliate were written off to bad debt in March 2002. The affiliated corporation was insolvent.

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:
	Three Months Ended March 31,

	2003	2002
Sales to Unaffiliated Customers

Franchising	$407,496	$453,964
Financing & Investing	111,943	172,501
Leasing & Lodging	432,879	68,201
Leasing - HBP	186,317	0
Total Sales to Unaffiliated Customers	1,138,635	694,666

Other Income:
Franchising	60,101	67,129
Financing & Investing	2,203	13,910
Leasing & Lodging	125,327	0
Leasing - HBP	16,760	0
Total Other Income	204,391	81,039

Depreciation and Amortization:
Franchising	3,854	11,275
Financing & Investing	7,752	2,527
Leasing & Lodging	28,431	20,097
Leasing -HBP	43,678	0
Total Depreciation and Amortization	83,715	33,899

Interest Expense:
Franchising	1,827	5,963
Financing & Investing	15,657	26,611
Leasing & Lodging	15,377	15,969
Leasing -HBP	78,210	0
Total Interest Expense	111,071	48,543

Bad Debt Expense:
Franchising	5,303	7,160
Financing & Investing	0	148,925
Leasing & Lodging	14,376	0
Leasing -HBP	0	0
Total Bad Debt Expense	$19,679	$156,085

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31,
	2003	2002
Net Income (Loss):
Franchising	$40,761	$(16,457)
Financing & Investing	(113,139)	(94,482)
Leasing & Lodging	211,730	(20,797)
Leasing -HBP	(580,151)	0
Total Net Income (Loss)	(440,799)	(131,736)

Identifiable Assets:
Franchising	1,537,297	1,810,288
Financing & Investing	6,995,395	8,414,673
Leasing & Lodging	2,971,928	2,299,022
Leasing -HBP	2,511,698	0
Total Identifiable Assets	14,016,318	12,523,983

Additions in Property & Equipment:
Franchising	1,383	35,906
Financing & Investing	0	0
Leasing & Lodging	28,089	2,592
Leasing -HBP	3,999,348	0
Total Additions in Property & Equipment	$4,028,820	$38,498

In the Financing & Investing Segment, the Company has included net income/ (loss) from unconsolidated equity investments totaling $28,325 as of March 31, 2002 and $(10,162) as of March 31, 2003.

E - ACCOUNTING PRONOUNCEMENTS

In January 2003 and amended in December 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (FIN 46) which clarifies the application of Accounting Research Bulletin No 51, "Consolidated Financial Statements". FIN 46 specifically addresses the consolidation of Variable Interest Entities (VIE's) which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In October 2003, the FASB issued FASB Staff Position (FSP) 46-6 which encourages early application of FIN 46.

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E - ACCOUNTING PRONOUNCEMENTS - (Continued)

The Company determined that the Houma Building Partnership (HBP) has one or both of the characteristics of a VIE as defined above. The Company therefore has applied FIN 46 to HBP in 2003 and consolidated it for financial reporting purposes.

FIN 46 required that, upon consolidation, the Company initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary. Any difference between the net amount added to the balance sheet of the consolidating enterprise and the amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. The consolidation as of January 1, 2003 of Houma Building Partnership resulted in an additional non-cash loss of $540,767 recorded as the accumulated effect of an accounting change.

PART II

Item 1. Business Discussion

General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. Additionally, starting as of January 1, 2003, the Company applied FIN 46 and consolidated for financial reporting purposes the Houma Building Partnership (HBP), of which Registrant owns a fifty (50%) percent interest (See Item 3). HBP owns and operates the Houma Atrium Building, an office building in Houma, Louisiana.

Description of Business

The Company identifies three significant industry segments in which all revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible. In the past, the Company included in the Financing & Investing Revenues and Operating Income (Loss) 50% of the gain or loss from the Houma Building Partnership as the results of the operation of the Houma Atrium Building. In 2003, with the application of FIN 46 (See Item 3), HBP is shown separately. In the future, HBP Revenues and Operating Income (Loss) will be incorporated into the Leasing and Lodging segment.

Segment Information

Franchising

The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators.

Financing & Investing

The Company's Financing & Investing division offers owner financing to persons acquiring motel properties previously operated and/or owned by the Company. The Company also invests in various parcels of land and several joint ventures.

Leasing & Lodging

The Company's Leasing & Lodging revenue is derived from the leasing of real and personal properties, i.e. motels, restaurants, the operation of Company owned motels, part of Hospitality International, Inc.'s office building belonging to the Company and Houma Building Partnership's office building.

Status of Segments

All of the Company's industry segments is fully developed with an operational history of several years under Company's direction.

Patents, Trademarks, Licenses, Franchises, and Concessions

The Company has no patents. The Company does own the trade names "Master Hosts Inn", "Red Carpet Inn", "Scottish Inn, "Downtowner Inn", "Passport Inn", "Sundowner Inn" and related trademarks, etc. used in operating lodging facilities or reservation services under these names.

"Sundowner Inn" Trademarks, Registration No. 1,280,236 and No. 1,280,237, United States Patent and Trademark office, were registered May 29, 1984. In 1994, Joe W. Hudgins, the owner of the corporation to which said marks were then registered, transferred ownership of said corporation, Sundowner Reservations, Inc., a Tennessee corporation, to Hospitality International, Inc. in consideration of cancellation of inter-company debt and promise to pay the assigned corporation's debt to Red Carpet Inns International, Inc. On April 30, 1995, Sundowner Reservations, Inc. transferred title to the subject marks to Hospitality International, Inc. As of December 31, 1996, Hospitality International, Inc. transferred ownership of the subject marks to Red Carpet Inns International, Inc. for consideration of $360,000. The Sundowner Inn' mark was found to be impaired in 2002 under a discounted cash flow analysis and was written down $206,000 (See Item 3).

Seasonality

The Company's financing and leasing businesses by their nature are not subject to seasonal fluctuations except, perhaps, as to mortgagors and lessees' ability to meet payment schedules due to seasonality of their businesses. The revenues from the Company's franchising and lodging divisions tend to be greater in the spring and summer months during peak travel periods than during slower business months.

Working Capital

The Company's financing receipts are comprised primarily of interest which does not become reflected on its balance sheet until after it is earned, whereas its payments on underlying debts are comprised primarily of principal reduction and the portion which will be returned over the next twelve months is reflected on the balance sheet as a current liability. Because of this, the Company believes a current ratio of less than one to one is appropriate for its business. However, the Company continues to attempt to, among other things, (1) reduce and contain overhead costs, (2) seek to dispose of under-productive assets, and (3) seek the most advantageous financing terms available.

From 1995 to 2003, in particular, the Company aggressively pursued its legal rights to its trademarks. Largely, it has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements. Settlements were reached on a number of lawsuits in most years that significantly increased the revenues of the Company. Attorney fees related to those settlements also increased in those same years.

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

The Company's financing and investing division competes with other, more traditional sources of long-term financing, most of which have greater financial resources than does the Company.

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

Item 2. Legal Proceedings

The Company is named as a defendant for damages in an unspecified amount, reasonable attorney fees, interest and costs as a result of the Company's alleged violation of a patent. The Company filed a motion for summary judgment in 1994 and the Company's motion was granted on March 3, 2004. However, the time for the plaintiff to appeal that grant of summary judgment has not yet expired and it is unknown whether the plaintiff will appeal. It is counsel's opinion that the summary judgment granted in favor of the Company would be affirmed on appeal.

In 2001, Registrant's management made preliminary inspections of a closed motel property in Muddy, Illinois, and began negotiations with a real estate broker and with lender/owner. The senior management of an independent motel management company, which at that time operated all of Registrant's subsidiaries' motels, entered upon the property for further inspections, began some clean up work and installed a Great Sign identifying the property with a trademark belonging to Registrant's affiliate, all before a "Contract To Buy and Sell" was signed. Seller or Seller's Broker had prepared and afforded a Contract for approval. Some negotiations concerning the same were had. For various reasons, Registrant's management decided not to further pursue acquisition and notified the management company to quit the premises. Subsequently, suit was filed by owner and owner's broker against Registrant for a sum in excess of $100,000 plus costs of suit. No contract was ever signed. The property was subsequently sold to an unrelated party. All parties have counsel and the matter is proceeding toward trial.

In 2003, suit was filed by or on behalf of three (3) persons, two of whom were employees of a tenant of the Atrium Building, an office building in Houma, Louisiana, against two nominal defendants and the Houma Building Partnership, a Louisiana General Partnership, in which Registrant is a 50% interest holder, Bobby E. Guimbellot, Registrant's CEO, is a 25% interest holder and Yvonne Zodum (formerly Guimbellot) is a 25% interest holder. The suit is for unspecified damages and for recognition as a class action matter. Damage allegations are for excessive illnesses, including but not limited to sinus and allergy problems, debilitating headaches, skin irritations, watery eyes and fatigue caused by presence of fungal substances, such as mold, mold spores and the by-products of same, the presence of which Plaintiffs attribute to water intrusion and high humidity; and Plaintiffs claim Defendants were operating a dangerous building and with their failing to warn of dangerous conditions and defects. Partnership's carrier is providing defense. As of March 31, 2003, no decision has been made as to class action status; therefore, Registrant's management has no present opinion as to the adequacy of or inadequacy of the insurance coverage. Registrant views this action as a potentially significant matter.

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation

The following discussion presents an analysis of results of operations of the Company's three main segments for the quarters ended March 31, 2003, and March 31, 2002.

Franchising

Franchising revenues in the first quarter of 2003 decreased 10% over the first quarter 2002. The decrease is due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. In response, the Company has become more stringent in its requirements relating to franchises in the areas of quality assurance. Another major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements. Gross revenues generated in this area were $28,000 as of March 31, 2003 and $3,000 as of March 31, 2002

One trademarks' value was decreased in 2002. The Company wrote down the mark that cost $360,000 and had an accumulated amortization of $54,000 by $206,000 to a value of $100,000. Hospitality International, Inc., the mark owner's licensee for franchise sales and service functions, will attempt through renewed sales efforts to prevent further deterioration of this mark's value.

Financing and Investments

Financing revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity.

In 2002, the note receivable, which Registrant held on the Bald Knob Arkansas motel, through the mortgagor's refinancing, paid off.

On January 8, 2002, a note and second mortgage which Registrant held on a motel at Register, Georgia, on which the 2002 audited balances of $176,687 principal and $17,861 accrued interest were owed, were written off as a result of a foreclosure on the property by the first mortgage holder.

Also, on September 3, 2002, Registrant foreclosed on a warehouse building in Gulfport, Mississippi, on which it held a first mortgage, resulting in an increase in fixed assets of $178,693.00.

The Company's subsidiary, Red Carpet Inns International, Inc. holds a note and mortgage receivable on a motel property. This note is non-performing. In addition to the motel property, Holder also has a first mortgage on an approximately eleven acre commercial tract and a second mortgage on a rural thirty-eight acre tract

In the past several years, in an effort to expand the scope of our presence and offerings in the hospitality entertainment industry, the Company has made investments in and non-reoccurring loans to entities engaged in "cruises to nowhere" gambling ventures. While the investments have not yielded a cash return, it is probable that all or a significant part of the investments are adequately secured and collectable. Most of the loans have been deemed to be un-collectible and those were written off in 2002; the total of these loans constituted a sizable sum to write off in 2002 but their being deemed un-collectible left no choice. Registrant has no intentions of making loans for such purpose again.

Leasing and Lodging

Leasing and Lodging revenue rose in the first quarter of 2003 over the first quarter of 2002 due to the restructuring of the lease agreements and the addition of a wholly owned subsidiary managing Company owned hotels. The Company executed new and more profitable leases with new lessees in July 1, 2002. Also in 2003, the Company's management added an allowance account based on a percentage of outstanding lease accounts. The allowance account for doubtful accounts at the end of the first quarter of 2003 was $7,668. Our present and future lease income, as well as sales prices, are limited due to the ages of most of the properties, the presence of new motels near to all of our properties and our failure to refurnish and upgrade.

In January 2003 and amended in December 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (FIN 46) which clarifies the application of Accounting Research Bulletin No 51, "Consolidated Financial Statements". FIN 46 specifically addresses the consolidation of Variable Interest Entities (VIE's). The Company determined that the Houma Building Partnership (HBP) has one or both of the characteristics of a VIE. FIN 46 required that, upon consolidation, the Company initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary. Any difference between the net amount added to the balance sheet of the consolidating enterprise and the amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. The consolidation as of January 1, 2003 of Houma Building Partnership resulted in an addition of non-cash loss of $540,767 recorded as the accumulated effect of an accounting change.

Liquidity:

Management believes that our current sources of capital including cash on hand, operating cash flow, and expected proceeds from sales of assets, were adequate to finance our operating and commitments through 2003. The question of liquidity should not be an issue in the near future. In 2001 and 2002, the non-affiliated entity formerly leasing properties from the Company was in arrears in its past lease payments; collection was doubtful. In mid 2002, the Company cancelled the old leases, resulting in the assumption of some of said lessee's obligations, the transfer of certain of lessee's assets to Registrant, acknowledgment of the credit to lessee's payables account to Registrant and writing off the sizable and remaining balance of this receivable. If cash requirements become an issue, any of the notes could be sold at a discount or some free and clear properties could be hypothecated. We do not believe these measures will be required.

Capital Resources

Expenditures

No material commitments for capital expenditures are planned for the remainder of 2003 other than possible purchases of properties through the financing division.

Trends

The trend in capital resources had resulted in a gradual tightening of credit with regard to new motel construction and continues tighter with regard to older properties, but now seems to have loosened somewhat as to new construction. This has forced more sellers of older properties into the seller-financed arena creating more competition for the Company in its Finance and Development Division. This fact, coupled with somewhat less available loan money on the new property construction side, has meant less profitable opportunities for the Company. Although the economy for the past two years has not been good, fewer foreclosures have resulted than in recent prior periods of economic downturns and therefore there are not a lot of bank REO properties available. Individual sellers are asking multiples of sales of pre-downturn years rather than of more current years. These events and tendencies shorten the supply of motel inventory while increasing the cost of acquiring the same.

Item 4. Controls & Procedures

Evaluation of Disclosure

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as March 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has been materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Code of Ethics

The Board of Directors and management have relied on the oversight and control inherent in the function and purpose of the Board of Directors to ensure the Company's officers, directors and employees maintain an ethical business standard. The Board of Directors will adopt a formal written code of ethics in 2004.

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

Anil Patel Date Richard A. Johnson Date

Director Director

Melanie C. Hanemann Date C. Guy Lowe, Jr. Date

Director Director

Jack M. Dubard Date Harry C. McIntire Date

Director Director

Bobby E. Guimbellot Date Gretchen Nini Date

Director Director

George O. Swindell Date John Snyder Date

Director Director

Melinda Hotho Date

Director