Form 10-Q
period 2003-06-30
SOUTHERN SCOTTISH INNS INC
filed 2006-11-20
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

CLASS	SHARES OUTSTANDING AT JUNE 30, 2003
Common Stock, Par Value $0.01 per share	2,366,395

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Item 1-Financial Statements

Consolidated Balance Sheets-As of June 30, 2003 (Unaudited) and December 31, 2002	2-5

Consolidated Statements of Income-For the three months ended June 30, 2003 and June 30, 2002 (Unaudited)	6-7

Consolidated Statements of Cash Flows-For the three months ended June 30, 2003 and June 30, 2002 (Unaudited)	8-9

Notes to Consolidated Financial Statements	10-14

PART II. OTHER INFORMATION:

Item 1-Business Discussion	15

Item 2- Legal Proceedings	18

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	19

Item 4-Controls and Procedures	22

SIGNATURES	23

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2003 (Unaudited)	December 31, 2002
CURRENT ASSETS
Cash	$283,181	$160,795
Accounts Receivable-Net	516,138	370,213
Accounts Receivable-Affiliates	251,097	239,745
Mortgages & Notes-Affiliates	21,477	22,277
Mortgages & Notes Receivable	397,888	430,136
Inventory	4,290	254
Prepaid Expenses	85,149	71,866
Interest Receivable	493,908	582,854
Net Deferred Tax Asset	0	35,841
Cash - Houma Building Partnership - HBP	22,837	0
Accounts Receivable - HBP	47,361	0
Notes Receivable - HBP	0	0
Notes Receivable - Affiliates - HBP	116,426	0
Prepaid Expenses - HBP	5,537	0

TOTAL CURRENT ASSETS	2,245,289	1,913,981

PROPERTY AND EQUIPMENT
Land	1,786,867	1,607,203
Buildings & Building Improvements	3,936,524	2,911,421
Furniture, Fixtures & Equipment	678,419	623,551
Vehicles	217,459	217,459
Total Property & Equipment	6,619,269	5,359,634
Less: Accumulated Depreciation	(1,405,668)	(1,317,948)
PROPERTY AND EQUIPMENT - NET	5,213,601	4,041,686

Land - HBP	346,420	0
Buildings & Building Improvements - HBP	3,421,663	0
Furniture, Fixtures & Equipment - HBP	231,265	0
Total Property & Equipment - HBP	3,999,348	0
Less: Accumulated Depreciation	(1,702,887)	0
NET PROPERTY AND EQUIPMENT - HBP	2,296,461	0

TOTAL NET PROPERTY AND EQUIPMENT	$7,510,062	$4,041,686

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

ASSETS

	June 30, 2003 (Unaudited)	December 31, 2002

OTHER ASSETS
Mortgages & Notes Receivable	$3,307,959	$3,897,260
Mortgages & Notes-Affiliates	0	564,252
Investments in Unconsolidated Affiliates	268,494	(255,233)
Investment in Real Estate	233,550	233,550
Trademarks - Net	1,004,030	1,004,030
Loan Cost	5,701	5,250
Loan Cost - HBP	11,458	0
Other Assets	28,242	12,839
Deferred Tax Asset	379,094	378,998
Marketable Equity Securities, Carried at Market	28,885	30,975

TOTAL OTHER ASSETS	5,267,413	5,871,921

TOTAL ASSETS	$15,022,764	$11,827,588

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30, 2003 (Unaudited)	December 31, 2002

CURRENT LIABILITIES
Accounts Payable - Trade	$185,840	$212,779
Interest Payable	138,197	192,618
Income Taxes Payable	185,608	206,148
Other Taxes Payable	239,249	302,952
Other Liabilities	644,038	447,202
Capital Leases	21,191	24,564
Mortgages & Notes Payable	336,479	366,510
Mortgages & Notes Payable-Affiliates	36,000	167,420
Deferred Tax Liabilities	37,052	0
Deferred Severance Pay	6,000	6,000
Accounts Payable - HBP	119	0
Interest Payable - HBP	6,781	0
Mortgages & Notes Payable - Affiliates - HBP	13,405	0
Mortgages & Notes Payable - HBP	102,163	0

TOTAL CURRENT LIABILITIES	1,952,122	1,926,193

LONG-TERM LIABILITIES
Capital Leases	22,544	29,605
Mortgages & Notes Payable	1,756,098	693,480
Mortgages & Notes Payable-Affiliates	212,720	212,719
Mortgages & Notes Payable - Affiliates - HBP	186,665	0
Mortgages & Notes Payable - HBP	2,700,242	0
Escrow - Real Estate Tax	8,144	346
TOTAL LONG-TERM LIABILITIES	4,886,413	936,150

DEFERRED AMOUNTS
Deferred Income-Installment	446,408	453,382
Deferred Severance Pay	168,000	168,000
TOTAL DEFERRED AMOUNTS	614,408	621,382

TOTAL LIABILITIES & DEFERRED AMOUNTS	7,452,943	3,483,725

MINORITY INTEREST

Minority Interest in Red Carpet Inns International	744,306	729,989
Minority Interest in Houma Building Partnership	(576,410)	0

TOTAL MINORITY INTEREST	$167,896	$729,989

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2003 (Unaudited)	December 31, 2002

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 ended June 30, 2003 and year ended 2002	$6,023,981	$6,023,981
Additional Paid in Capital	42,201	42,201
Treasury Stock - 216,013 Month ended 6/30/03	(345,572)	0
Retained Earnings	1,681,315	1,547,692

TOTAL STOCKHOLDERS' EQUITY	7,401,925	7,613,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,022,764	$11,827,588

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

REVENUES

Franchising Revenues	$484,992	$507,477	$892,488	$961,441
Financing Revenues	92,296	141,262	200,212	271,249
Leasing & Lodging Revenues	562,697	97,871	995,576	166,072
Equity in Income of Unconsolidated Affiliates	(0)	1,755	4,027	44,269
Legal Settlement Revenues	39,100	36,937	67,100	61,464
Other Income	36,871	22,390	196,502	78,902
Leasing Revenues - HBP	176,806	0	363,123	0
Other Income - HBP	4,798	0	21,558	0

TOTAL REVENUES	1,397,560	807,692	2,740,586	1,583,397

EXPENSES

Operating Expense-Franchise Division	424,027	438,645	851,507	924,312
Operating Expense-Financing & Investing	168,834	117,634	319,324	452,606
Leasing & Lodging Expense	442,952	80,191	742,848	129,732
Interest Expense	55,591	38,336	88,452	86,879
Depreciation & Amortization	50,291	34,725	90,328	68,624
Equity in Loss of Unconsolidated Affiliates	17,949	14,190	32,138	28,379
Leasing Expense - HBP	104,145	0	227,490	0
Interest Expense - HBP	57,338	0	135,548	0
Depreciation & Amortization - HBP	24,180	0	67,858	0
Trademark Write-Down	0	206,000	0	206,000

TOTAL EXPENSES	1,345,307	929,721	2,555,493	1,896,532

Net Income (Loss) from Continuing Operations before Taxes, Minority Interest & Cumulative Effect of Accounting Change	52,253	(122,029)	185,093	(313,135)

Provisions for Income Taxes	(15,661)	36,709	(72,797)	92,062

Net Income (Loss) before Minority Interest & Cumulative Effect of Accounting Change	$36,592	$(85,320)	$112,296	$(221,073)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Minority Interest in (Income) Loss - RCII	$(11,235)	$24,632	$(14,317)	$28,649
Minority Interest in (Income) Loss - HBP	8,297	0	35,643	0

Net Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	33,654	(60,688)	133,622	(192,424)

Cumulative Effect of Accounting Changes	(0)	0	(540,767)	0

NET INCOME (LOSS)	$33,654	$(60,688)	$(407,145)	$(194,424)

INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes, Minority Interest & Cumulative Effect of Accounting Change	$.02	$(.05)	$.08	$(.13)
Income (Loss) per Share before Minority Interest & Cumulative Effect of Accounting Change	.02	(.04)	.05	(.09)
Income (Loss) per Share before Cumulative Effect of Accounting Change	.02	(.04)	.06	(.09)
Cumulative Effect of Accounting Change	0	0	(.25)	0

Basic Net Income (Loss) per Common Share	$.02	$(.03)	$(.19)	$(.08)
Average Shares Outstanding	2,191,940	2,366,395	2,191,940	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six Months Ended
	June 30,
	2003	2002
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(407,145)	$(192,424)
Non-Cash Items Included in Net Income:
Cumulative Effect of Accounting Change	540,767	0
Depreciation and Amortization	178,208	68,624
Deferred Income Recognized	(6,974)	(16,561)
Investment (Income)/Loss - Affiliates	28,111	(15,891)
Minority Interest Income	14,317	(28,649)
Minority Interest - HBP	(35,643)	0
Accounts Payable Converted to Notes Payable	0	22,576
Note Receivable Charged to Income	0	(15,861)
Trademark Write-Down	0	206,000
Miscellaneous	(9,128)	(398)

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(154,741)	(115,371)
Accounts Receivable-Affiliates	(11,352)	125,798
Inventories	(4,036)	40,490
Loan Receivable -Employees	0	(800)
Deposits	(15,403)	(305)
Interest Receivable	(67,585)	(82,566)
Prepaid Expense	(13,283)	51,651
Loan Cost	(451)	0
Accounts Payable	(26,939)	100,624
Interest Payable	(54,421)	(16,695)
Taxes Payable	(84,243)	55,709
Deferred Income Tax	72,797	(35,506)
Other Accrued Liabilities and Deferrals	196,836	(127,963)
Escrow - Real Estate Taxes	7,798	1,777
Accounts Receivable - HBP	1,260	0
Prepaid Expenses - HBP	(5,537)	0
Loan Cost - HBP	(19,180)	0
Deposits - HBP	117,368	0
Accounts Payable - HBP	(25,079)	0
Interest Payable - HBP	3,773	0
Taxes Payable - HBP	(152,480)	0

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$67,615	$24,259

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	$(102,563)	$(50,465)
Collections on Mortgages and Notes Receivable	642,011	47,466
Acquisition (Disposition) of Fixed Assets	(1,257,777)	(15,488)
Investment Purchases	(11,072)	0

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(729,401)	(18,487)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable	4,118,300	0
Principal Payments on Mortgages and Notes Payable	(251,628)	(116,655)
Cash Paid for Treasury Stock	(343,482)	0
Principal Payments on Capital Lease Obligations	(4,089)	0
Principal Payments on Mortgages and Notes Payable - HBP	(2,726,261)	0

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	792,840	(116,655)

Increase (Decrease) in Cash	131,054	(110,883)

Cash Acquired from Consolidation HBP	14,169	0

Cash - Beginning	160,795	160,400

Cash - Ending	$306,018	$49,517

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X.These financial statements for the six months ended June 30, 2003 and June 30, 2002 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2003. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:
	Six Months Ended June 30,

	2003	2002
Sales to Unaffiliated Customers

Franchising	$892,488	$961,441
Financing & Investing	204,239	315,518
Leasing & Lodging	995,576	166,072
Leasing - HBP	363,123	0
Total Sales to Unaffiliated Customers	2,455,426	1,443,031

Other Income:
Franchising	129,154	128,551
Financing & Investing	3,843	11,815
Leasing & Lodging	130,605	0
Leasing - HBP	21,558	0
Total Other Income	285,160	140,366

Depreciation and Amortization:
Franchising	7,708	9,696
Financing & Investing	19,699	9,439
Leasing & Lodging	62,921	49,489
Leasing -HBP	67,858	0
Total Depreciation and Amortization	158,186	68,624

Interest Expense:
Franchising	3,366	4,271
Financing & Investing	38,885	40,796
Leasing & Lodging	46,201	41,812
Leasing -HBP	135,548	0
Total Interest Expense	224,000	86,879

Bad Debt Expense:
Franchising	27,976	19,760
Financing & Investing	0	149,410
Leasing & Lodging	24,924	0
Leasing -HBP	0	0
Total Bad Debt Expense	$52,900	$169,170

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
	Six Months Ended
	June 30,
	2003	2002
Net Income (Loss):
Franchising	$154,490	$150,634
Financing & Investing	(248,864)	(288,097)
Leasing & Lodging	268,668	(54,961)
Leasing -HBP	(581,439)	0
Total Net Income (Loss)	(407,145)	(192,424)

Identifiable Assets:
Franchising	1,552,273	1,752,409
Financing & Investing	6,420,012	7,885,467
Leasing & Lodging	4,244,381	2,777,754
Leasing -HBP	2,500,080	0
Total Identifiable Assets	14,716,746	12,415,630

Additions in Property & Equipment:
Franchising	6,366	40,957
Financing & Investing	25,100	20,319
Leasing & Lodging	1,233,233	5,999
Leasing -HBP	3,999,348	0
Total Additions in Property & Equipment	$5,264,047	$67,275

In the Financing & Investing Segment, the Company has included net income/ (loss) from unconsolidated equity investments totaling $15,891 as of June 30, 2002 and $(28,111) as of June 30, 2003.

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

In 2003, suit was filed by or on behalf of three (3) persons, two of whom were employees of a tenant of the Atrium Building, an office building in Houma, Louisiana, against two nominal defendants and the Houma Building Partnership, a Louisiana General Partnership, in which Registrant is a 50% interest holder, Bobby E. Guimbellot, Registrant's CEO, is a 25% interest holder and Yvonne Zodum (formerly Guimbellot) is a 25% interest holder. The suit is for unspecified damages and for recognition as a class action matter. Damage allegations are for excessive illnesses, including but not limited to sinus and allergy problems, debilitating headaches, skin irritations, watery eyes and fatigue caused by presence of fungal substances, such as mold, mold spores and the by-products of same, the presence of which Plaintiffs attribute to water intrusion and high humidity; and Plaintiffs claim Defendants were operating a dangerous building and with their failing to warn of dangerous conditions and defects. Partnership's carrier is providing defense. As of June 30, 2003, no decision has been made as to class action status; therefore, Registrant's management has no present opinion as to the adequacy of or inadequacy of the insurance coverage. Registrant views this action as a potentially significant matter.

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation

The following discussion presents an analysis of results of operations of the Company's three main segments for the quarters ended June 30, 2003, and June 30, 2002.

Franchising

Franchising revenues in the second quarter of 2003 decreased 7% over the second quarter 2002. The decrease is due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. In response, the Company became more stringent in its requirements relating to franchises in the areas of quality assurance. Another major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements. Gross revenues generated in this area were $67,100 as of June 30, 2003 and $61,464 as of June 30, 2002

One trademarks' value was decreased in June of 2002. The Company wrote down the mark that cost $360,000 and had an accumulated amortization of $54,000 by $206,000 to a value of $100,000. Hospitality International, Inc., the mark owner's licensee for franchise sales and service functions, will attempt through renewed sales efforts to prevent further deterioration of this mark's value.

Financing and Investments

Financing revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity, coupled with one note paying off in May of 2003.

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

Leasing and Lodging

Leasing and Lodging revenue rose in the second quarter of 2003 over the second quarter of 2002 due to the restructuring of the lease agreements and the addition of a wholly owned subsidiary managing Company owned hotels. The Company executed new and more profitable leases with new lessees in July 1, 2002. Also in 2003, the Company's management added an allowance account based on a percentage of outstanding lease accounts. The allowance account for doubtful accounts at the end of the second quarter of 2003 was $16,689. Our present and future lease income, as well as sales prices, are limited due to the ages of most of the properties, the presence of new motels near to all of our properties and our failure to refurnish and upgrade.

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

Item 4. Controls & Procedures

Evaluation of Disclosure

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Melina Hotho Date

Director