Form 10-Q
period 2003-09-30
SOUTHERN SCOTTISH INNS INC
filed 2006-11-20
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

CLASS	SHARES OUTSTANDING AT September 30, 2003
Common Stock, Par Value $0.01 per share	2,366,395

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Item 1-Financial Statements

Consolidated Balance Sheets-As of September 30, 2003 (Unaudited) and December 31, 2002	2-5

Consolidated Statements of Income-For the three months ended September 30, 2003 and September 30, 2002 (Unaudited)	6-7

Consolidated Statements of Cash Flows-For the three months ended September 30, 2003 and September 30, 2002 (Unaudited)	8-9

Notes to Consolidated Financial Statements	10-13

PART II. OTHER INFORMATION:

Item 1-Business Discussion	14

Item 2- Legal Proceedings	17

Item 3- Management's Discussion and Analysis of Financial Conditions and Results of Operations	18

Item 4-Controls and Procedures	21

SIGNATURES	22-23

PART I. FINANCIAL INFORMATION

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2003 (Unaudited)	December 31, 2002
CURRENT ASSETS
Cash	$702,701	$160,795
Accounts Receivable-Net	576,474	370,213
Accounts Receivable-Affiliates	253,458	239,745
Mortgages & Notes-Affiliates	22,277	22,277
Mortgages & Notes Receivable	435,342	430,136
Inventory	4,290	254
Prepaid Expenses	82,343	71,866
Interest Receivable	537,223	582,854
Net Deferred Tax Asset	0	35,841
Cash - Houma Building Partnership - HBP	14,327	0
Accounts Receivable - HBP	41,026	0
Notes Receivable - HBP	119,198	0
Notes Receivable - Affiliates - HBP	0	0
Prepaid Expenses - HBP	7,617	0

TOTAL CURRENT ASSETS	2,796,276	1,913,981

PROPERTY AND EQUIPMENT
Land	1,786,867	1,607,203
Buildings & Building Improvements	3,941,524	2,911,421
Furniture, Fixtures & Equipment	782,275	623,551
Vehicles	227,601	217,459
Total Property & Equipment	6,738,267	5,359,634
Less: Accumulated Depreciation	(1,456,483)	(1,317,948)
PROPERTY AND EQUIPMENT - NET	5,281,784	4,041,686

Land - HBP	346,420	0
Buildings & Building Improvements - HBP	3,421,663	0
Furniture, Fixtures & Equipment - HBP	231,265	0
Total Property & Equipment - HBP	3,999,348	0
Less: Accumulated Depreciation	(1,727,066)	0
NET PROPERTY AND EQUIPMENT - HBP	2,272,282	0

TOTAL NET PROPERTY AND EQUIPMENT	$7,554,066	$4,041,686

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

ASSETS
	September 30, 2003 (Unaudited)	December 31, 2002

OTHER ASSETS
Mortgages & Notes Receivable	$2,637,273	$3,897,260
Mortgages & Notes-Affiliates	0	564,252
Investments in Unconsolidated Affiliates	256,494	(255,233)
Investment in Real Estate	233,550	233,550
Trademarks - Net	1,004,030	1,004,030
Loan Cost	5,384	5,250
Loan Cost - HBP	11,458	0
Other Assets	20,932	12,839
Deferred Tax Asset	161,817	378,998
Marketable Equity Securities, Carried at Market	28,885	30,975

TOTAL OTHER ASSETS	4,359,823	5,871,921

TOTAL ASSETS	$14,710,165	$11,827,588

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2003 (Unaudited)	December 31, 2002

CURRENT LIABILITIES
Accounts Payable - Trade	$110,619	$212,779
Interest Payable	107,894	192,618
Income Taxes Payable	182,018	206,148
Other Taxes Payable	198,319	302,952
Other Liabilities	596,280	447,202
Capital Leases	21,191	24,564
Mortgages & Notes Payable	333,445	366,510
Mortgages & Notes Payable-Affiliates	36,000	167,420
Deferred Tax Liabilities	0	0
Deferred Severance Pay	6,000	6,000
Accounts Payable - HBP	0	0
Interest Payable - HBP	8,576	0
Mortgages & Notes Payable - Affiliates - HBP	13,405	0
Mortgages & Notes Payable - HBP	87,163	0

TOTAL CURRENT LIABILITIES	1,700,910	1,926,193

LONG-TERM LIABILITIES
Capital Leases	15,389	29,605
Mortgages & Notes Payable	1,756,372	693,480
Mortgages & Notes Payable-Affiliates	212,720	212,719
Mortgages & Notes Payable - Affiliates - HBP	2,857,119	0
Mortgages & Notes Payable - HBP	9,438	0
Escrow - Real Estate Tax	0	346
TOTAL LONG-TERM LIABILITIES	4,851,038	936,150

DEFERRED AMOUNTS
Deferred Income-Installment	162,617	453,382
Deferred Severance Pay	168,000	168,000
TOTAL DEFERRED AMOUNTS	330,617	621,382

TOTAL LIABILITIES & DEFERRED AMOUNTS	$6,882,565	$3,483,725

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2003 (Unaudited)	December 31, 2002

MINORITY INTEREST

Minority Interest in Red Carpet Inns International	$759,571	$729,989
Minority Interest in Houma Building Partnership	(592,357)	0

TOTAL MINORITY INTEREST	167,214	729,989

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 ended September 30, 2003 and year ended 2002	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Treasury Stock - 216,013 Month ended 9/30/03	(345,572)	0
Retained Earnings	1,939,776	1,547,692

TOTAL STOCKHOLDERS' EQUITY	7,660,386	7,613,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,710,165	$11,827,588

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

REVENUES

Franchising Revenues	$565,847	$549,071	$1,458,335	$1,510,512
Financing Revenues	401,690	114,699	601,902	385,948
Leasing & Lodging Revenues	692,012	373,951	1,687,588	540,023
Equity in Income of Unconsolidated Affiliates	0	4,911	4,027	49,180
Legal Settlement Revenues	15,420	32,300	82,520	93,764
Other Income	101,181	44,062	297,683	122,964
Leasing Revenues - HBP	184,812	0	547,935	0
Other Income - HBP	886	0	22,444	0

TOTAL REVENUES	1,961,848	1,118,994	4,702,434	2,702,391

EXPENSES

Operating Expense-Franchise Division	466,815	475,723	1,318,322	1,400,035
Operating Expense-Financing & Investing	183,415	169,559	502,739	622,165
Leasing & Lodging Expense	561,273	419,533	1,304,121	549,265
Interest Expense	38,384	37,601	126,836	124,480
Depreciation & Amortization	51,131	33,962	141,459	102,586
Equity in Loss of Unconsolidated Affiliates	17,769	67,434	49,907	95,813
Leasing Expense - HBP	124,397	0	351,887	0
Interest Expense - HBP	56,479	0	192,027	0
Depreciation & Amortization - HBP	24,180	0	92,038	0
Trademark Write-down	0	0	0	206,000

TOTAL EXPENSES	1,523,843	1,203,812	4,079,336	3,100,344

Net Income (Loss) from Continuing Operations before Taxes, Minority Interest & Cumulative Effect of Accounting Change	438,005	(84,818)	623,098	(397,953)

Provisions for Income Taxes	(180,225)	37,400	(253,022)	129,462

Net Income (Loss) before Minority Interest & Cumulative Effect of Accounting Change	$257,780	$(47,418)	$370,076	$(268,491)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Minority Interest in (Income) Loss - RCII	$(15,265)	$(9,841)	$(29,582)	$18,808
Minority Interest in (Income) Loss - HBP	15,947	0	51,590	0

Net Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	258,462	(57,259)	392,084	(249,683)

Cumulative Effect of Accounting Changes	0	0	(540,767)	0

NET INCOME (LOSS)	258,462	(57,259)	$(148,683)	(249,683)

INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes, Minority Interest & Cumulative Effect of Accounting Change	$.20	$(.04)	$.29	$(.17)
Income (Loss) per Share before Minority Interest & Cumulative Effect of Accounting Change	.12	(.02)	.17	(.11)
Income (Loss) per Share before Cumulative Effect of Accounting Change	.12	(.02)	.18	(.11)
Cumulative Effect of Accounting Change	0	0	(.25)	0

Basic Net Income (Loss) per Common Share	$12	$(.02)	$(.07)	$(.10)
Average Shares Outstanding	2,170,058	2,366,395	2,170,058	2,366,395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended
	September 30,
	2003	2002
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(148,683)	$(249,683)
Non-Cash Items Included in Net Income:
Cumulative Effect of Accounting Change	540,767	0
Depreciation and Amortization	233,497	102,586
Deferred Income Recognized	(290,765)	(16,561)
(Gain)/Loss - Sale of Assets	5,488	0
Investment (Income)/Loss - Affiliates	45,880	46,634
Minority Interest Income	29,582	(18,808)
Minority Interest - HBP	(51,590)	0
Discount Earned	(25,399)	0
Accounts Payable Converted to Notes Payable	0	22,576
Note Receivable Charged to Income	5,393	(3,500)
Trademark Write-Down	0	206,000
Miscellaneous	3,270	(12,758)

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(220,898)	(113,390)
Accounts Receivable-Affiliates	(13,713)	171,227
Inventories	(4,036)	40,490
Deposits	(8,093)	(865)
Interest Receivable	(113,672)	(142,239)
Prepaid Expense	(10,477)	49,887
Loan Cost	(134)	0
Accounts Payable	(102,160)	119,714
Interest Payable	(84,724)	(8,916)
Taxes Payable	(128,763)	172,738
Deferred Income Tax	253,022	(159,563)
Other Accrued Liabilities and Deferrals	149,078	(51,443)
Escrow - Real Estate Taxes	9,092	3,664
Accounts Receivable - HBP	7,595	0
Loan Cost - HBP	(20,222)	0
Deposits - HBP	117,368	0
Accounts Payable - HBP	(25,198)	0
Interest Payable - HBP	5,749	0
Prepaid Expenses - HBP	(7,617)	0
Taxes Payable - HBP	(152,480)	0

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(2,843)	$157,790

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	$(195,531)	$(50,468)
Collections on Mortgages and Notes Receivable	1,394,361	78,584
(Acquisition) Disposition of Fixed Assets	(1,376,455)	(36,187)
Investment Purchases	(16,841)	0

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(194,466)	(8,071)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable	4,170,319	0
Principal Payments on Mortgages and Notes Payable	(307,796)	(185,500)
Cash Paid for Treasury Stock	(343,482)	0
Principal Payments on Capital Lease Obligations	(8,618)	0
Principal Payments on Mortgages and Notes Payable - HBP	(2,771,050)	0

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	739,373	(185,500)

Increase (Decrease) in Cash	542,064	(35,781)

Cash Acquired from Consolidation HBP	14,169	0

Cash - Beginning	160,795	160,400

Cash - Ending	$717,028	$124,619

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE

A - BASIS OF PRESENTATION

The accompanying consolidated financial statements for the nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X.These financial statements for the nine months ended September 30, 2003 and September 30, 2002 have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, which in the management of Southern Scottish Inns, Inc. and subsidiaries ("SSI" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the audited financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 2003. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D - INDUSTRY SEGMENTS

Our operations consist of three reportable segments, which are based on similar products or services. Information on segments is as follows:
	Nine Months Ended September 30,

	2003	2002
Sales to Unaffiliated Customers

Franchising	$1,458,335	$1,510,512
Financing & Investing	605,930	435,128
Leasing & Lodging	1,687,588	540,023
Leasing - HBP	547,935	0
Total Sales to Unaffiliated Customers	4,299,788	2,485,663

Other Income:
Franchising	194,714	181,632
Financing & Investing	6,426	35,096
Leasing & Lodging	179,062	0
Leasing - HBP	22,444	0
Total Other Income	402,646	216,728

Depreciation and Amortization:
Franchising	11,562	13,550
Financing & Investing	29,530	21,074
Leasing & Lodging	100,367	67,962
Leasing -HBP	92,038	0
Total Depreciation and Amortization	233,497	102,586

Interest Expense:
Franchising	3,019	5,996
Financing & Investing	49,841	58,984
Leasing & Lodging	73,976	59,005
Leasing -HBP	192,027	0
Total Interest Expense	318,863	124,480

Bad Debt Expense:
Franchising	42,443	18,650
Financing & Investing	0	169,841
Leasing & Lodging	28,254	0
Leasing -HBP	0	0
Total Bad Debt Expense	$70,697	$188,491

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	September 30,
	2003	2002
Net Income (Loss):
Franchising	$288,169	$265,093
Financing & Investing	(218,699)	(378,072)
Leasing & Lodging	379,871	(136,704)
Leasing -HBP	(598,024)	0
Total Net Income (Loss)	(148,683)	(249,683)

Identifiable Assets:
Franchising	1,559,868	1,609,732
Financing & Investing	5,628,908	7,970,940
Leasing & Lodging	4,338,454	2,867,891
Leasing -HBP	2,465,907	0
Total Identifiable Assets	13,993,137	12,448,563

Additions in Property & Equipment:
Franchising	8,061	41,588
Financing & Investing	25,100	240,171
Leasing & Lodging	1,350,536	23,769
Leasing -HBP	3,999,348	0
Total Additions in Property & Equipment	$5,383,045	$305,528

In the Financing & Investing Segment, the Company has included net income/ (loss) from unconsolidated equity investments totaling $(46,633) as of September 30, 2002 and $(45,880) as of September 30, 2003.

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

"Sundowner Inn" Trademarks, Registration No. 1,280,236 and No. 1,280,237, United States Patent and Trademark office, were registered May 29, 1984. In 1994, Joe W. Hudgins, the owner of the corporation to which said marks were then registered, transferred ownership of said corporation, Sundowner Reservations, Inc., a Tennessee corporation, to Hospitality International, Inc. in consideration of cancellation of inter-company debt and promise to pay the assigned corporation's debt to Red Carpet Inns International, Inc. On April 30, 1995, Sundowner Reservations, Inc. transferred title to the subject marks to Hospitality International, Inc. As of December 31, 1996, Hospitality International, Inc. transferred ownership of the subject marks to Red Carpet Inns International, Inc. for consideration of $360,000. The Sundowner Inn' mark as found to be impaired in 2002 under a discounted cash flow analysis and was written down $206,000 (See Item 3).

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

In 2003, suit was filed by or on behalf of three (3) persons, two of whom were employees of a tenant of the Atrium Building, an office building in Houma, Louisiana, against two nominal defendants and the Houma Building Partnership, a Louisiana General Partnership, in which Registrant is a 50% interest holder, Bobby E. Guimbellot, Registrant's CEO, is a 25% interest holder and Yvonne Zodum (formerly Guimbellot) is a 25% interest holder. The suit is for unspecified damages and for recognition as a class action matter. Damage allegations are for excessive illnesses, including but not limited to sinus and allergy problems, debilitating headaches, skin irritations, watery eyes and fatigue caused by presence of fungal substances, such as mold, mold spores and the by-products of same, the presence of which Plaintiffs attribute to water intrusion and high humidity; and Plaintiffs claim Defendants were operating a dangerous building and with their failing to warn of dangerous conditions and defects. Partnership's carrier is providing defense. As of September 30, 2003, no decision has been made as to class action status; therefore, Registrant's management has no present opinion as to the adequacy of or inadequacy of the insurance coverage. Registrant views this action as a potentially significant matter.

Item 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation

The following discussion presents an analysis of results of operations of the Company's three main segments for the quarters ended September 30, 2003, and September 30, 2002.

Franchising

Franchising revenues in the third quarter of 2003 decrease 3% over the third quarter 2002. The decrease is due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. In response, the Company became more stringent in its requirements relating to franchises in the areas of quality assurance. Another major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements. Gross revenues generated in this area were $82,520 as of September 30, 2003 and $93,764 as of September 30, 2002

One trademarks' value was decreased in 2002. The Company wrote down the mark that cost $360,000 and had an accumulated amortization of $54,000 by $206,000 to a value of $100,000. Hospitality International, Inc., the mark owner's licensee for franchise sales and service functions, will attempt through renewed sales efforts to prevent further deterioration of this mark's value.

Financing and Investments

Financing revenues increased in the third quarter of 2003 over the third quarter of 2003 due to two notes paying off - one in May of 2003 and the other in August of 2003. Revenues in general, however, continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity.

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

Leasing and Lodging

Leasing and Lodging revenue rose in the third quarter of 2003 over the third quarter of 2002 due to the restructuring of the lease agreements and the addition of a wholly owned subsidiary managing Company owned hotels. The Company executed new and more profitable leases with new lessees in July 1, 2002. Also in 2003, the Company's management added an allowance account based on a percentage of outstanding lease accounts. The allowance account for doubtful accounts at the end of the third quarter of 2003 was $20,009. Our present and future lease income, as well as sales prices, are limited due to the ages of most of the properties, the presence of new motels near to all of our properties and our failure to refurnish and upgrade.

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

Item 4. Controls & Procedures

Evaluation of Disclosure

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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