Form 10-K
period 2003-12-31
SOUTHERN SCOTTISH INNS INC
filed 2006-11-20
CIK 92284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Annual Report pursuant to section 13 or 15 (d) of

the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003

Commission File number 0-7107

Southern Scottish Inns, Inc.

A Louisiana Corporation

IRS No. 72-0711739

1726 Montreal Circle

Tucker, Georgia 30084

(770) 938-5966

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliated of the registrant on December 31, 2003 was $712,014. The aggregate market value shall be computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliated was computed as 942,368 shares.

The number of shares outstanding of the Registrant's Common Stock as of December 31, 2003, was 2,366,395 shares.

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes [ ] No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

None

Definitions: The "Company", the "Registrant" and the "Fiscal Year"

When used in this Annual Report, the "Company," unless the context indicates otherwise, refers to Southern Scottish Inns, Inc. and its subsidiaries on a consolidated basis. The "Registrant" refers to Southern Scottish Inns, Inc. as a separate corporate entity without reference to its subsidiaries. The "Fiscal Year" refers to the year ended December 31, 2003, which is the year for which this Annual Report is filed. The items, numbers and letters appearing herein correspond with those contained in Form 10-K of the Securities and Exchange Commission, as amended through the date hereof, which specifies the information required to be included in Annual reports on such Form. In accordance with General Instructions C (2) to Form 10-K, the information contained herein is, unless indicated herein being given as of a specified date or for a specified period, given as of December 31, 2003 and referred to "as of this writing".

Forward-Looking Statements

Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. These forward looking statements that involve risks and uncertainties. Statements contained in this Form l0-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results indicated by such forward-looking statements.

The Company is subject to a number of risks, including the general risks of investing in real estate, the liquidity of real estate, environmental risks, possible uninsured or under insured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business and hotel management business, and the risks involved in hotel renovation and construction, and the uncertainty of obtaining additional financing or extensions of existing credit facilities as needed. Also see "Liquidity and Capital Resources" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7 A. Quantitative and Qualitative Disclosures About Market Risk. "

Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Annual Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

Due to the Company's development and finance division's acquiring and selling properties, the number of properties owned, operated, leased and the number of wrap around mortgages held fluctuates constantly. Additionally, starting as of January 1, 2003, the Company applied FIN 46 and consolidated for financial reporting purposes the Houma Building Partnership (HBP), of which Registrant owns a fifty (50%) percent interest (See Item 7). HBP owns and operates the Houma Atrium Building, an office building in Houma, Louisiana.

The following table shows the various different business holdings for the last five years:

	12/03	12/02	12/01	12/00	12/99

Motel Franchises Held - Total - Note 1	271	265	254	253	228
Master Host Inns	3	2	2	2	2
Red Carpet Inns	117	114	105	102	98
Scottish Inns	132	129	129	129	118
Downtowner Inns	4	4	4	5	2
Passport Inns	15	16	14	15	8

Motel Operated - Total	3	2	0	0	0
Master Host Inns	1	0	0	0	0
Red Carpet Inns	2	1	0	0	0
Scottish Inns	0	0	0	0	0
Independent	0	1	0	0	0

Motel Owned & Leased To
Operators- Total	4	5	5	4	3
Master Host Inns	0	0	0	0	0
Red Carpet Inns	0	1	1	1	1
Scottish Inns	2	2	2	2	2
Independent	2	2	2	1	0

Free Standing Restaurants
Owned	0	0	0	0	0
Leased In - Note 2	0	0	0	0	1
Operated	0	0	0	0	0
Subleased - Note 2	0	0	0	0	1
Vacant	0	0	0	0	0

Office Building	1	0	0	0	0

Wrap Around Mortgages or Other types of Financing Held	8	8	9	10	13

Parcels of Land Held for Investment or Development	6	5	5	6	6

Note 1: "Sundowner Inn" Trademarks, Registration No. 1,280,236 and No. 1,280,237, United States Patent and Trademark office, were registered May 29, 1984. In 1994, Joe W. Hudgins, the owner of the corporation to which said marks were then registered, transferred ownership of said corporation, Sundowner Reservations, Inc., a Tennessee corporation, to Hospitality International, Inc. in consideration of cancellation of inter-company debt and promise to pay the assigned corporation's debt to Red Carpet Inns International, Inc. On April 30, 1995, Sundowner Reservations, Inc. transferred title to the subject marks to Hospitality International, Inc. As of December 31, 1996, Hospitality International, Inc. transferred ownership of the subject marks to Red Carpet Inns International, Inc. for consideration of $360,000. The Sundowner Inn' mark as found to be impaired in 2002 under a discounted cash flow analysis and was written down $206,000 (See Item 7).

Note 2. One property leased from a third party in 1999 was being operated as a restaurant by the Company's sub-lessee. The Company's lease expired at the end of 1999 and management decided not to renew the lease.

Segment Information

The Company identifies its significant industry segments as set forth in the table below. All revenue items represent sales to unaffiliated customers, as sales or transfers between industry segments are negligible. In the past, the Company included in the Financing & Investing Revenues and Operating Income (Loss) 50% of the gain or loss from the Houma Building Partnership as the results of the operation of the Houma Atrium Building. In 2003, with the application of FIN 46 (See Item 7), HBP is shown on the chart below separately. In the future, HBP Revenues and Operating Income (Loss) will be incorporated into the Leasing and Lodging segment.

Segment Information

for the Year Ended Dec 31,

	2003	2002	2001
Franchising:
Revenues	1,986,062	1,897,350	1,891,113
Operating Income (Loss)	341,709	139,226	200,709
Financing & Investing:
Revenues	667,484	586,728	745,747
Operating Income (Loss)	(491,836)	(1,186,226)	(317,220)
Leasing & Lodging:
Revenues	2,303,733	1,392,071	73,577
Revenues - HBP	741,182	0	0
Operating Income (Loss )	186,991	484,478	(35,413)
Operating Income (Loss) - HBP:	(490,626)	0	0

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

Seasonality

The Company's financing and leasing businesses by their nature are not subject to seasonal fluctuations except, perhaps, as to mortgagors and lessees' ability to meet payment schedules due to seasonality of their businesses. The revenues from the Company's franchising division tend to be greater in the spring and summer months during peak travel periods than during slower business months.

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

In late 2003, an environmental matter allegedly existing in an office building in South Louisiana resulted in the filing of an action for damages by some employees of some tenants of the building. The Registrant owns a one-half interest in building's partnership entity (see Litigation herein).

Employees

Division	12/03	12/02	12/01

Franchise Division	22	20	29
Financing & Investing	6	6	6
Leasing & Lodging - Note 3	39	60	61

	67

Note 3: These are employees of the Management Co. that is a wholly owned subsidiary of Registrant, except for two (2), which are employees of Houma Building Partnership's Atrium Building, an office building in Houma, Louisiana.

Foreign Operations

The Company is not currently involved in any business operations outside of the United States of America, except through its franchising division, which does do limited business in Canada and has one franchise in the Bahamas.

Item 2. Properties

Properties Secured by Financing Instruments

The following table sets forth certain information, as of this writing, concerning properties on which the Company holds notes secured by mortgages and other types of financing instruments held by the Company:

Location	Description	Amount Receivable	Underlying Mortgages

Jacksonville, FL (Arlington Road)	120 Room Motel	$1,100,000	$0
			0
Killeen, TX	100 Room Motel	662,741	0
			0
Marrero, LA	100 Room Motel	380,409	0
			0
Morgan City, LA	49 Room Motel	236,599	0
			0
Sabine Pass, TX	30 Room Motel	$267,663	$0

Hotel Properties Owned and Leased

The following table sets forth certain information, as of this writing, concerning hotel properties owned by the Company and under management contract or leased to Operators.

Location	Description	Mortgage Balance

Columbus, Mississippi - Note 4	100 Room Motel	$1,270,071

Greenville, NC - Note 4	140 Room Motel	631,256

Houma, LA - Note 4	120 Room Motel	0

Marietta, GA - (Leased to Operators)	154 Room Motel	314,250

New Iberia, LA - (Leased to Operators)	100 Room Motel	38,321

Vicksburg, MS - (Leased to Operators)	100 Room Motel	0

McComb, MS (Leased to Operators)	50 Room Motel	$0

The following table sets forth certain 2003 information for each of the Company's owned and leased hotels:

	No. of Rooms	Year Built	Year Acquired	Average Occupancy Rate	Average Daily Rate	Revenue Per Available Room	Total Revenue

Master Hosts Inn Columbus, MS - Note 4	100	1972	2003	28%	$36.08	$10.23	$251,731

Red Carpet Inn Greenville, NC - Note 4	140	1974	2003	36%	32.27	11.60	42,692

Red Carpet Inn Houma, LA - Note 4	120	1978	1988	51%	32.59	16.49	721,386

Scottish Inn Marietta, GA	154	1972	1972	0	0	0	0

Southland Inn New Iberia, LA	100	1975	1989	0	0	0	0

Scottish Inn Vicksburg, MS	100	1971	1971	0	0	0	0

Economy Inn McComb, MS	50	1933	1983	0	$0	$0	$0

Note 4: For 2003, Southern Properties Management, Inc., formed by the Registrant on January 1, 2002, operated the Houma, Louisiana property for the entire year, the Columbus, Mississippi property after its May, 2003 acquisition date and the Greenville, North Carolina property after its acquisition in October, 2003. In 2003, the Registrant's other properties were each leased to different operators; Registrant is not privy to said Lessees' financial and occupancy data.

Other Owned Properties

The following table sets forth certain information, as of this writing, concerning other properties owned by the Company.

Location	Description	Mortgage Balance

Abbeville, Louisiana	19 Unit motel, not yet operational	$10,000
Atlanta, GA	Warehouse, on two parcels of land. (1.2 Acres), 22,220 square feet, heated & air-conditioned, including 1,300 square feet of showroom/office. This property is leased out for $4,373.	135,502

Gulfport, MS	Unimproved Land (4) lots in city of Gulfport	0
Houma, LA

An office building containing approximately 60,000 square feet of rentable office spaces. Registrant owns one-half (1/2) interest in the partnership which owns this building. Registrant corporately guaranteed the entire refinancing loan of $2,500,000 on loan closed 2-27-03. Therefore, the total of the outstanding note is consolidated for reporting purposes with the application of FIN 46.

On 2-27-03, when the Partnership refinanced with Regions Bank, the loan previously held by South Louisiana Bank (SLB). The amount due was approximately $2,850,000; the refinancing loan, at a lower interest rate and for a longer period, was for $2,500,000. SLB held mortgages on the Atrium Building and on the Red Carpet Inn in Houma. SLB agreed to release its lien on the Atrium Building and to cast a new note of $340,200 executed by the Houma Building Partnership and collateralized by a mortgage on the Red Carpet Inn. Previously, and originally, the loan at SLB was for approximately $3,250,000 and both pieces of collateral were mortgaged for said amount. The Partnership had serviced the debt to SLB and presently services the debt on the smaller Red Carpet Inn note; the Company has not had to pay any on either of said notes. Houmas Hospitality (HHC) acted as a gratuitous collateralizer in these instances with SLB and not as a Maker; HHC is a wholly owned subsidiary of Registrant. This $320,208.54 was not and is not a debt of HHC but the amount thereof does constitute a lien.

		2,421,617 320,209
Jackson County, MS	Two parcels of land, unimproved, held for investment	0

Pass Christian, MS	Partially improved water-front property	48,505

Register, GA	Partial interest in land	0

Register, GA	Partial interest in 66.34 acre tract of land	118,364

Tucker, GA	Office Building and Company headquarters	$0

Item 3. Legal Proceedings

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

In 2003, suit was filed by or on behalf of three (3) persons, two of whom were employees of a tenant of the Atrium Building, an office building in Houma, Louisiana, against two nominal defendants and the Houma Building Partnership, a Louisiana General Partnership, in which Registrant is a 50% interest holder, Bobby E. Guimbellot, Registrant's CEO, is a 25% interest holder and Yvonne Zodum (formerly Guimbellot) is a 25% interest holder. The suit is for unspecified damages and for recognition as a class action matter. Damage allegations are for excessive illnesses, including but not limited to sinus and allergy problems, debilitating headaches, skin irritations, watery eyes and fatigue caused by presence of fungal substances, such as mold, mold spores and the by-products of same, the presence of which Plaintiffs attribute to water intrusion and high humidity; and Plaintiffs claim Defendants were operating a dangerous building and with their failing to warn of dangerous conditions and defects. Partnership's carrier is providing defense. As of December 31, 2003, no decision has been made as to class action status; therefore, Registrant's management has no present opinion as to the adequacy of or inadequacy of the insurance coverage. Registrant views this action as a potentially significant matter.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity Securities and Related Matters

Common Stock

The common stock, no par value, of the Registrant is traded on the Over-the-Counter market. The following table sets forth the range of per share bid and asked price quotations during the periods indicated. The following represents quotations between dealers, and do not include retail mark-ups, markdowns, or other fees or commissions, and do not represent actual transactions.

	Bid Price		Asked Price
2003	High	Low	High	Low

1st Quarter	$ .75	$ .75	$ 1.00	$ 1.00
2nd Quarter	.75	.75	1.00	1.00
3rd Quarter	.75	.75	1.00	1.00
4th Quarter	$ .75	$ .75	$ 1.00	$ 1.00

	Bid Price		Asked Price
2002	High	Low	High	Low

1st Quarter	$ .75	$ .75	$ 1.00	$ 1.00
2nd Quarter	.75	.75	1.00	1.00
3rd Quarter	.75	.75	1.00	1.00
4th Quarter	$ .75	$ .75	$ 1.00	$ 1.00

Number of Shareholders

As of this writing, there are approximately 760 shareholders of the Registrant's common stock, plus those held in brokerage houses.

Cash dividends

No cash dividends have been paid on the Company's common stock during the two most recent Fiscal Years and none are anticipated to be paid in the foreseeable future.

Item 6. Selected Financial Data

The following table summarizes selected financial data of the Company for the past five Fiscal Years. It should be read in conjunction with the more detailed consolidated financial statements of the Company appearing elsewhere in this Annual report. Since the Company has applied FIN 46 to HBP in 2003 and consolidated it for financial reporting purposes, HBP is stated separately on this chart.

	2003	2002	2001	2000	1999

Revenue	$5,355,613	$4,517,047	$3,436,304	$3,758,786	$3,352,449
Revenue - HBP	767,115	0	0	0	0
Operating Expenses	5,081,299	5,467,103	3,625,572	3,622,840	3,283,902
Operating Expenses HBP	896,679	0	0	0	0
Income Before Taxes & Cumulative Effect of Accounting Change	144,750	(950,056)	(189,268)	135,946	248,547
Income Taxes	(119,006)	259,580	57,549	(29,535)	(117,439)
Income Before Cumulative Effect of Accounting Change	87,004	(562,469)	(151,924)	90,118	105,231
Cumulative Effect of Accounting Change	(540,767)	0	0	0	0

Net Income	(453,763)	(562,469)	(151,924)	90,118	105,231

Earnings Per Share	(.21)	(.24)	(.06)	0.04	0.04

Assets	12,597,971	11,827,588	12,766,299	14,290,017	14,303,779
Assets - HBP	2,393,886	0	0	0	0
Total Assets	14,991,587	11,827,588	12,766,299	14,290,017	14,303,779

Long Term Debt	2,505,705	935,804	1,199,869	1,551,277	1,665,781
Long Term Debt - HBP	2,785,954	0	0	0	0
Total Long Term Debt	5,291,659	935,804	1,199,869	1,551,277	1,665,781

Stockholders Equity	7,359,274	7,613,874	8,173,741	8,322,502	8,333,184

Cash Dividends Per Share	$0	$0	$0	$0	$0

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operation

The Company's operations are comprised of three main components: Franchising, financing and investments, and leasing and lodging. The following discussion presents an analysis of results of operations of the Company for the years ended December 31, 2003, 2002, and 2001.

Franchising

Franchising revenues in 2003 increased 4.7% over 2002. In 2002, franchising revenues were flat compared to 2001. In 2001, franchising revenues increased slightly from 2000. These slow increases are due to increased competition from other franchisors offering multi-level brands, resulting in more down-scaling conversions into the economy lodging sector. The Company has become more stringent in its requirements relating to franchises in the areas of quality assurance. A major source of revenue for the franchising area is legal settlements. The Company vigorously asserts its legal rights in the area of franchise infringements and violations of the franchise agreements. Gross revenues generated in this area were $93,449 in 2003, $197,726 in 2002 (reclassified from $258,050) and $388,294 in 2001.

The franchising division on August 11, 2003 paid off the acquisition loan on its office building in Tucker, Georgia.

One trademarks' value was decreased in 2002. The Company wrote down the mark that cost $360,000 and had an accumulated amortization of $54,000 by $206,000 to a value of $100,000. Hospitality International, Inc., the mark owner's licensee for franchise sales and service functions, will attempt through renewed sales efforts to prevent further deterioration of this mark's value.

Financing and Investments

Financing revenues continue to drop because the interest amount on the notes receivable is declining as the notes move toward maturity, coupled with two notes paying off in 2003.

In 2002, the note receivable, which Registrant held on the Bald Knob Arkansas motel, through the mortgagor's refinancing, paid off. In 2003, the notes receivable on the Natchez Mississippi and on the Lane Avenue, Jacksonville, Florida properties were paid off, through a refinancing by the Natchez mortgagor and a sale by mortgagor and a tax-free exchange by mortgagor's buyer on the Jacksonville property.

On January 8, 2002, a note and second mortgage which Registrant held on a motel at Register, Georgia, on which the 2002 audited balance of $202,090.46 was owed, was written off as a result of a foreclosure on the property by the first mortgage holder.

Also, on September 3, 2002, Registrant foreclosed on a warehouse building in Gulfport, Mississippi, on which it held a first mortgage, resulting in an increase in fixed assets of $178,693.00.

The Company's subsidiary, Red Carpet Inns International, Inc. holds a note and mortgage receivable on a motel property. This note is non-performing. In addition to the motel property, Holder also has a first mortgage on an approximately eleven acre commercial tract and a second mortgage on a rural thirty-eight acre tract. In 2003 it was necessary to pay one year's delinquent taxes to prevent a tax sale, which would otherwise have occurred. Additional collateral of two second mortgages on two different houses and the conveyance of a vacant residential lot was obtained. It is believed, between the mortgage on the motel, the conveyed lot and the other mortgages; that the Holder is adequately secured.

In the past several years, in an effort to expand the scope of our presence and offerings in the hospitality entertainment industry, the Company has made investments in and non-reoccurring loans to entities engaged in "cruises to nowhere" gambling ventures. While the investments have not yielded a cash return, it is probable that all or a significant part of the investments are adequately secured and collectable. Most of the loans have been deemed to be un-collectible and those were written off in 2002; the total of these loans constituted a sizable sum to write off in 2002 but their being deemed un-collectible left no choice. Registrant has no intentions of making loans for such purpose again. In 2003 Registrant marginally increased its percentage of ownership in the gaming vessel, which is not a working entity at this time.

Leasing and Lodging

Leasing revenue rose significantly in 2003 after a modest increase in 2002 due to the restructuring of the lease agreements. In 2001, leasing revenues dropped dramatically because no accruals were made for rent income due from the lessee because of the pending termination of the leases and the lack of probability of collection. The Company was more aggressive in collecting lease income in the first half of 2002 and as of July 1, 2002, executed new and more profitable leases with new lessees. Also in 2003, the Company's management added an allowance account based on a percentage of outstanding lease accounts. The allowance account for doubtful accounts at the end of 2003 was $23,808. Our present and future lease income, as well as sales prices, are limited due to the ages of most of the properties, the presence of new motels near to all of our properties and our failure to refurnish and upgrade.

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

Liquidity:

Management believes that our current sources of capital including cash on hand, operating cash flow, and expected proceeds from sales of assets, were adequate to finance our operating and commitments through 2003. The question of liquidity should not be an issue in the near future. In 2003 and 2002, the non-affiliated entity formerly leasing properties from the Company was in arrears in its past lease payments; collection was doubtful. In mid 2002, the Company cancelled the old leases, resulting in the assumption of some of said lessee's obligations, the transfer of certain of lessee's assets to Registrant, acknowledgment of the credit to lessee's payables account to Registrant and writing off the sizable and remaining balance of this receivable. If cash requirements become an issue, any of the notes could be sold at a discount or some free and clear properties could be hypothecated. We do not believe these measures will be required.

Capital Resources

Expenditures

No material commitments for capital expenditures are planned for 2004 other than possible purchases of properties through the financing division. One 100-room motel in Columbus, Mississippi was purchased in May of 2003 with bank financing and a 140-room motel in Greenville, North Carolina was purchased in October of 2003 largely as an assumption of existing debt. In January of 2003, a 19 unit partially destroyed motel was acquired for $53,000 near Abbeville, Louisiana. It cost approximately $125,000 to renovate in 2004. Also, in 2003 a commitment was made to purchase 214,913 shares of Registrant's stock from a holder over about a three year scheduled period; said stock will be held as Treasury Stock. In July of 2004, the Company liquidated this stock purchase obligation.

As discussed in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments consisting of the following:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Long-Term Debt	$5,826,536	$554,145	$762,140	$768,757	$3,741,314
Capital Lease Obligations	48,243	28,975	19,448	0	0
Operating Lease Obligations	47,481	9,996	19,992	17,493	0
Other Contractual Obligations.	0	0	0	0	0
Purchase Commitments	0	0	0	0	0
Total	$5,922,260	$593,116	$801,580	$786,250	$3,741,314

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

D. Subsequent Events

On October 15, 2004, Registrant sold one dry lot and 10 contiguous wetland lots located on Portage Bayou at Pass Christian, Mississippi, for $275,000.

On July 30, 2004, Registrant liquidated the promissory note given for the purchase of 214,913 shares of its stock and is holding as treasury stock.

On September 8, 2004, the Company accepted a Deed in Lieu of Foreclosure from the defaulted Mortgagors of the motel property at 747 Arlington Road, Jacksonville, Florida. The Company immediately applied for a $100,000 loan for a five-year term and will use some of the proceeds to pay the delinquent ad valorem taxes for 2003.

Realizing that both Bobby E. Guimbellot, Registrant's CEO and Jack M. Dubard, Registrant's President, have reached the age where they are experiencing health problems and realizing that the Company is thin on experienced senior level management, Management and the Board of Directors made a preliminary determination at a Meeting of the Board held on May 15, 2004 to sell Registrant's interest in Hospitality International, Inc. Registrant's partially owned franchising subsidiary. Later, through several telephonic Board Meetings, the Company's Board of Directors authorized the sale of the "Scottish Inn" Trademark to Hospitality International, Inc. on July 1, 2004 for the sum of $500,000, with a down payment of $50,000 and Buyer's corporate promissory note for $450,000 at five percent (5%) interest over a period of twenty-five (25) years. The Board also authorized Registrant's sale of its one-half stock interest in Hospitality International, Inc. to Red Carpet Inns International, Inc., the owner of the other one-half interest, for the sum of $800,000 with a down payment of $80,000 and twenty-five year promissory note at five percent (5%) interest for $720,000 on July 1, 2004. Furthermore, the Board authorized the sale of the Red Carpet Inns International, Inc. stock held by Registrant, being 5,629,637 shares of Red Carpet's common stock, which was slightly less than seventy-five percent (75%) of the outstanding common stock, and 265,950 shares of Red Carpet's preferred stock held by Registrant, being slightly more an eighty-five percent (85%) of the outstanding preferred stock for $1,359,846 to Tim David Blalock, an attorney from Natchez, Mississippi, with $135,985 down and a twenty-five year promissory note at five percent (5%) interest for $1,223,861.

Item 8. Financial Statements and Supplemental Data

The financial statements and financial statement schedules filed as part of the Annual report are listed in Part IV, Item 15 below.

Item 9. Disagreements of Accounting and Financial Disclosures

None

Item 9A. Controls & Procedures

Evaluation of Disclosure

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Part III

Item 10. Directors and Executive Officers of the Registrant

The Board of Directors of the Company held two regularly scheduled meetings and six telephonic meetings in 2003.

Director Harry C. McIntire resigned in July of 2004, after 27 years as a Director and 9 years as Chairman, due to poor and failing health.

The term of office for all directors expires at the close of the next annual meeting of shareholders. Officers serve at the pleasure of the Board of Directors.

The Following persons are the directors and the executive officers of the Registrant.

NAME	AGE	POSITION AND TERM WITH REGISTRANT

Bobby E. Guimbellot	63	CEO - 29 Years Director - 31 Years

Jack M. Dubard	72	President - 10Years Director - 15 Years

C. Guy Lowe, Jr.	68	Director - 31 Years
Harry C. McIntire	74	Chairman - 9 Years Director - 27 Years

Gretchen W. Nini	56	Director - 17 Years

Anil N. Patel	43	Director - 1st Year

George M. Swindell	66	Director - 28 Years

Richard A. Johnson	59	Director - 14 Years

Melanie Campbell Hanemann	48	Director - 13 Years

John L. Snyder, Jr.	77	Director - 13 Years

Melinda P. Hotho	41	Director - 10 Years

Bobby E. Guimbellot has been CEO of the Registrant since January of 1976 and served as President of the Registrant from January of 1976 through 1994. Mr. Guimbellot is also the principal shareholder and Chairman of the Board of Western Wireline Services, Inc. ("Western Wireline"), an oil well service company headquartered in Belle Chasse, Louisiana. Mr. Guimbellot has been Chairman of Red Carpet Inns, International, Inc. a subsidiary of the registrant, since 1982, and has been President of Red Carpet since January 1, 1992. Since 1995, Mr. Guimbellot has also served as CEO of Hospitality International, the Company's franchising subsidiary.

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

Harry C. McIntire is a retired senior captain (pilot) with Delta Air Lines, Inc. and was a captain for more than 25 years prior to his retirement. He has served as Vice Chairman of registrant's Board of Directors and as a Vice President since 1976. Upon Dr. Hotho's resignation in 1993, Captain McIntire was elected as Chairman of the Registrant's Board.

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

Anil N. Patel is a motel owner and operator. He owns a Sleep Inn, a Days Inn, a Best Western and leases a Scottish Inn. He previously held partial ownership of four (4) properties franchised with the Company.

Committees of the Board of Directors

The Board of Directors of the Registrant appointed as the audit committee, Joe Fountain, an independent, non-Director who is an accountant and an Enrolled Agent, Bobby E. Guimbellot and Melanie Campbell Hanemann. The Committee met to pre-approve all audit and non-audit services provided by R.J. Clark & Associates, P.C. for the year 2003 and 2004. The Audit Committee reviews the scope and results of the audit effort.

Item 11. Executive Compensation

For services rendered in all capacities to the Company and its subsidiaries during the Fiscal Year ended December 31, 2003, the Company paid aggregate cash compensation in the amount of $ 97,500 to Mr. Guimbellot, the Registrant's. Chief Executive Officer. In 2003, the Company paid aggregate cash compensation in the amount of $ 77,476, to Mr. Dubard, who for said period was Registrant's president. In 2003, the Company paid aggregate cash compensation in the amount of $ 55,00, to Mr. Ingram, who for said period was Registrant's vice president. The Company provides Messrs. Guimbellot and Dubard with automobiles and does not require them to account for the personal use, if any, of the automobiles. The personal uses are not included in the compensations reported above. However, the Company estimates that the amount, which cannot be specifically or precisely ascertained, does not exceed 10% of the aggregate compensation, paid and unpaid, reported above.

The following table sets for the compensation paid by the Company to the Company's Executive Officers during 2003, 2002 and 2001. No executive officer of the Company was paid more than $100,000 during fiscal year 2003.

SUMMARY COMPENSATION TABLE

					Long Term Compensationsion
Annual Compensation					Awards		Payouts

Name & Principal Position	Year	Salary	Bonus	Other Anuual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation

Bobby E. Guimbellot
CEO	2003	$97,500	$0	$0	$0	0	$0	$0
	2002	75,000	0	0	0	0	0	0
	2001	75,000	0	0	0	0	0	0

Jack M. Dubard
President	2003	77,476	0	0	0	0	0	0
	2002	75,000	0	16,487	0	0	0	0
	2001	75,550	0	15,936	0	0	0	0

Bruce D. Ingram
Vice President	2003	55,000	0	0	0	0	0	0
	2002	52,500	0	0	0	0	0	0
	2001	$50,000	$0	$0	$0	0	$0	$0

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

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership	Present Percent of Class	- Note 5

Bobby E. Guimbellot 1726 Montreal Circle Tucker, GA 30084	Note 6	1,202,797		50.85%

Harry C. McIntire Roswell, GA	Note 7	161,289		6.82%

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

Name of Beneficial Owner		Amount and Nature of Beneficial Ownership	Present Percent of Class	-Note 8

Jack M. Dubard	Note 9	8,907.38%
Bobby E. Guimbellot	Note 10	1,202,797		50.85%
Melanie Campbell Hanemann		2,600.10%
Melinda P. Hotho		1,200.05%
Richard A. Johnson		36,935		1.56%
C. Guy Lowe, Jr.		1,335		0.05%
Harry C. McIntire	Note 11	161,289		6.82%
Gretchen W. Nini	Note 12	4,801.20%
George O. Swindell		1,563.06%
John L. Snyder, Jr.		2,600.10%
Anil N. Patel		0		0
		1,424,027		60.17%

Note 8: Based on 2,366,395 shares outstanding.

Note 9: Includes 513 shares in the name of his wife.

Note 10: Includes 470,750 shares owned by Bobby Guimbellot d/b/a Coastal Companies, and 35,238 owned by Industrial Funds, an entity of Western Wireline Services, Inc. Mr. Guimbellot's shares also include 17,713 and 1,664 shares owned by Lift Boats, Inc. and Tri Delta Dredge, Inc., respectively and 361,405 shares owned by Shelly Plantation. Melanie Campbell, the Secretary of Western Wireline Services, Inc., shares voting and investment powers with respect to the 35,238 shares owned by Industrial Funds. John L. Snyder Jr. shares voting and investment powers with respect to the 361,405 shares owns by Shelly Plantation

Note 11: Voting and investment powers on 113,331 shares are shared with his wife.

Note 12: Includes 639 shares in the name of her minor child.

Item 13. Certain Relationships and Related Transactions

Concerning the third unnumbered paragraph of Section P - Related Party Transaction of the Consolidated Financial Statements, Years Ended December 31, 2003, 2002 and 2001, Management asserts that it believed and continues to believe that the subject motel property purchased in 2000 from a corporation in which the CEO is a 50% owner is worth more than the total of the consideration paid and of the debt forgiven. The property is presently leased for four hundred ($400.00) dollars per day, with ad valorem taxes and liability insurance premiums paid by Lessee.

PART IV

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

TABLE OF CONTENTS

PAGE NO.

INDEPENDENT AUDITOR'S REPORT 2

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS 3-6

CONSOLIDATED STATEMENTS OF INCOME 7-8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY 9

CONSOLIDATED STATEMENTS OF CASH FLOWS 10-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 13-34

Board of Directors

Southern Scottish Inns, Inc.

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Scottish Inns, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes B1 and J to the Consolidated Financial Statements, the Company in 2003 changed its method of accounting for variable interest entities. As discussed in Note J to the Consolidated Financial Statements, the Company in 2002 changed its method of accounting for intangible assets.

R J CLARK AND ASSOCIATES, PC

Certified Public Accountants

Roswell, Georgia

August 31, 2004

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
CURRENT ASSETS
Cash	$240,485	$160,795
Accounts Receivable-Net (Note G)	708,984	370,213
Accounts Receivable-Affiliates (Note G and P)	241,428	239,745
Mortgages & Notes-Affiliates (Note G and P)	21,477	22,277
Mortgages & Notes Receivable (Note G)	469,975	430,136
Inventory (Note C)	6,193	254
Federal Income Tax Receivable	30,725	0
Prepaid Expenses	107,479	71,866
Interest Receivable	533,875	582,854
Net Deferred Tax Asset (Note K)	39,599	35,841
Cash - Houma Building Partnership (HBP) (Note A)	4,637	0
Accounts Receivable - HBP	880	0
Notes Receivable - HBP	1,904	0
Notes Receivable - Affiliates - HBP	121,970	0
Prepaid Expenses - HBP	4,935	0

TOTAL CURRENT ASSETS	2,534,546	1,913,981

PROPERTY AND EQUIPMENT (Note O)
Land	1,941,867	1,607,203
Buildings & Building Improvements	4,512,300	2,911,421
Furniture, Fixtures & Equipment	783,058	510,146
Vehicles	158,987	330,864
Total Property & Equipment		5,359,634
Less: Accumulated Depreciation	(1,461,506)	(1,317,948)
PROPERTY AND EQUIPMENT - NET	5,934,706	4,041,686

Land - HBP	346,420	0
Buildings & Building Improvements - HBP	3,421,663	0
Furniture, Fixtures & Equipment - HBP	231,265	0
Total Property & Equipment - HBP	3,999,348	0
Less: Accumulated Depreciation	(1,751,246)	0
NET PROPERTY AND EQUIPMENT - HBP	2,248,102	0

TOTAL NET PROPERTY AND EQUIPMENT	8,182,808	4,041,686

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2003 AND 2002

ASSETS (Continued)

	2003	2002

OTHER ASSETS
Mortgages & Notes Receivable	2,580,732	3,897,260
Mortgages & Notes-Affiliates (Note P)	0	564,252
Investments in Unconsolidated Affiliates (Note H)	180,706	(255,233)
Investment in Real Estate	233,550	233,550
Trademarks - Net (Note I)	1,004,030	1,004,030
Loan Cost	5,067	5,250
Loan Cost - HBP	11,458	0
Other Assets	20,932	12,839
Deferred Tax Asset (Note K)	204,906	378,998
Marketable Equity Securities, Carried at Market	32,852	30,975

TOTAL OTHER ASSETS	4,274,233	5,871,921

TOTAL ASSETS	$14,991,587	$11,827,588

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

	2003	2002

CURRENT LIABILITIES
Accounts Payable - Trade	$191,892	$212,779
Interest Payable	110,973	192,618
Income Taxes Payable	172,978	206,148
Other Taxes Payable	210,074	302,952
Other Liabilities	540,347	447,202
Due To Affiliates	3,300	0
Capital Leases (Note L)	28,975	24,564
Mortgages & Notes Payable (Note L)	378,482	366,510
Mortgages & Notes Payable-Affiliates (Note P)	36,000	167,420
Deferred Severance Pay (Note X)	6,000	6,000
Accounts Payable - HBP	37,986	0
Interest Payable - HBP	13,226	0
Mortgages & Notes Payable - Affiliates - HBP	13,405	0
Mortgages & Notes Payable - HBP	126,258	0

TOTAL CURRENT LIABILITIES	1,869,896	1,926,193

LONG-TERM LIABILITIES
Capital Leases (Note L)	19,448	29,605
Mortgages & Notes Payable (Note L)	2,273,537	693,480
Mortgages & Notes Payable-Affiliates (Note P)	212,720	212,719
Mortgages & Notes Payable - Affiliates - HBP	170,386	0
Mortgages & Notes Payable - HBP	2,615,568	0
Escrow - Real Estate Tax	6,945	346
TOTAL LONG-TERM LIABILITIES	5,298,604	936,150

DEFERRED AMOUNTS
Deferred Income-Installment	161,087	453,382
Deferred Rent Income	5,936	0
Deferred Rent Income - HBP	829	0
Deferred Severance Pay (Note X)	168,000	168,000
TOTAL DEFERRED AMOUNTS	335,852	621,382

TOTAL LIABILITIES & DEFERRED AMOUNTS	7,504,352	3,483,725

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	2003	2002

MINORITY INTEREST (Note A)

Minority Interest in Red Carpet Inns International	758,581	729,989
Minority Interest in Houma Building Partnership	(630,620)	0

TOTAL MINORITY INTEREST	127,961	729,989

STOCKHOLDERS' EQUITY
Common Stock- no par value, Authorized 5,000,000 shares, Issued & Outstanding 2,366,395 year ended 2003 and 2002	6,023,981	6,023,981
Additional Paid in Capital	42,201	42,201
Treasury Stock - 216,013 year ended 2003	(345,572)	0
Retained Earnings	1,638,664	1,547,692

TOTAL STOCKHOLDERS' EQUITY	7,359,274	7,613,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,991,587	$11,827,588

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
	2003	2002	2001

REVENUES

Franchising Revenues	$1,986,062	$1,897,350	$1,891,113
Financing Revenues	667,485	516,684	483,070
Leasing & Lodging Revenues	2,303,732	1,392,071	73,577
Gain on Sale of Assets	0	47,597	245,913
Equity in Income of Unconsolidated Affiliates	0	22,447	16,764
Legal Settlement Revenues	93,449	197,726	388,294
Other Income	304,885	443,172	337,573
Leasing Revenues - HBP	741,182	0	0
Other Income - HBP	25,933	0	0

TOTAL REVENUES	6,122,728	4,517,047	3,436,304

EXPENSES

Operating Expense-Franchise Division	1,857,086	1,993,659	2,027,905
Operating Expense-Financing & Investing	734,112	2,005,634	1,106,244
Leasing & Lodging Expenses	1,944,076	629,669	0
Interest Expense	199,680	211,119	207,957
Depreciation & Amortization	209,925	155,918	188,817
Equity in Loss of Unconsolidated Affiliates	130,932	265,104	94,649
Trademark Write-Down	0	206,000	0
Loss on Sale of Assets	5,488	0	0
Leasing Expense -HBP	529,905	0	0
Interest Expense - HBP	249,833	0	0
Depreciation & Amortization - HBP	116,941	0	0

TOTAL EXPENSES	5,977,978	5,467,103	3,625,572

Net Income (Loss) from Continuing Operations before Taxes, Minority Interest & Cumulative Effect of Accounting Change	144,750	(950,056)	(189,268)

Provisions for Income Taxes (Note K)	(119,006)	259,580	57,549

Net Income (Loss) before Minority Interest & Cumulative Effect of Accounting Change	25,744	(690,476)	(131,719)

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Minority Interest in (Income) Loss - RCII	(28,592)	128,007	(20,205)
Minority Interest in (Income) Loss - HBP	89,852	0	0

Net Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	87,004	(562,469)	(151,924)

Cumulative Effect of Accounting Change	(540,767)	0	0

NET INCOME (LOSS)	$(453,763)	$(562,469)	$(151,924)

INCOME (LOSS) PER SHARE

Income (Loss) per Share before Taxes, Minority Interest & Cumulative Effect of Accounting Change	$.07	$(.40)	$(.08)
Income (Loss) per Share before Minority Interest & Cumulative Effect of Accounting Change	$.01	$(.29)	$(.06)
Income (Loss) per Share before Cumulative Effect of Accounting Change	$.04	$(.24)	$(.06)
Cumulative Effect of Accounting Change	$(.25)	$0	$0

Basic Net Income (Loss) per Common Share	$(.21)	$(.24)	$(.06)
Average Shares Outstanding	2,206,126	2,366,395	2,366,395

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
	Number of Common Shares Outstanding	Common Stock	Number of Treasury Shares	Treasury Shares	Additional Paid In Capital	Retained Earnings

Balance December 31, 2000	2,366,395	$6,023,981	0	$0	$42,201	$2,256,320

Comprehensive Income:
Net Income						(151,924)
Unrealized Gain/(Loss) on Securities, net of tax						3,163
Balance December 31, 2001	2,366,395	$6,023,981	0	$0	$42,201	$2,107,559

Comprehensive Income:
Net Income						(562,469)
Unrealized Gain/(Loss) on Securities, net of tax						2,602
Balance December 31, 2002	2,366,395	$6,023,981	0	$0	$42,201	$1,547,692

Treasury Stock Purchase			214,913	343,483
Company Stock Reclassified			1,100	2,089
Comprehensive Income:
Net Income						(453,763)
Unrealized Gain/(Loss) on Securities, net of Tax						3,968
Cumulative Effect of Accounting Change						540,767
Balance December 31, 2003	2,366,395	$6,023,981	216,013	$345,572	$42,201	$1,638,664

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net Income	$(453,763)	$(562,469)	$(151,924)
Non-Cash Items Included in Net Income:
Cumulative Effect of Accounting Change	540,767	0	0
Depreciation and Amortization	326,866	155,918	188,817
Bad Debt (Recovery)	65,661	239,090	356,625
(Gain) Loss - Sale of Assets	5,488	(12,597)	(220,794)
Deferred Income Recognized	(291,466)	(121,405)	(33,839)
Discount Earned	(27,183)	(21,649)	32,763
Investment (Income)/Loss - Affiliates	130,932	109,156	71,332
Investment Write Off	0	128,834	0
Minority Interest Income	28,592	(128,007)	20,205
Minority Interest - HBP	(89,852)	0	0
Accruals & Expense Paid by Investee	0	0	(75,879)
Note Receivable Credits for Accruals	0	0	71,031
Note Receivable Charged to Income	(2,648)	(69,000)	0
Write Down of Trademark	0	206,000	0
Miscellaneous	(17,726)	(313)	(2,197)

Net Changes In Current Assets and Liabilities:
Accounts Receivable	(354,908)	3,001	576,037
Accounts Receivable-Affiliates	(1,683)	566,968	(328,208)
Inventories	(5,939)	41,400	(85)
Deferred Rent	5,936	0	(450)
Deposits	(8,093)	00	00
Interest Receivable	(88,026)	(41,397)	(174,879)
Prepaid Expense	(66,338)	39,071	(42,546)
Loan Cost	183	0	0
Accounts Payable	(236,869)	13,450	(102,658)
Accounts Payable - Affiliates	3,300	0	0
Interest Payable	(81,645)	(93,220)	23,110
Taxes Payable	(126,048)	(57,619)	(88,745)
Deferred Income Tax	170,334	(259,580)	(88,230)
Other Accrued Liabilities	93,145	(35,216)	103,920
Escrow - Real Estate Taxes	6,599	(1,772)	1,147
Deferred Severance Pay	0	500	(8,250)

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Accounts Receivable - HBP	45,837	0	0
Prepaid Expenses - HBP	(4,935)	0	0
Loan Cost - HBP	(12,500)	0	0
Deposits - HBP	117,368	0	0
Accounts Payable - HBP	12,788	0	0
Interest Payable - HBP	10,036	0	0
Taxes Payable - HBP	(152,480)	0	0

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(458,270)	99,144	126,303

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Notes Receivable Issued	(249,182)	(594,038)	(2,000)
Collections on Mortgages and Notes Receivable	1,414,717	788,202	128,322
Acquisition (Disposition) of Fixed Assets	(145,892)	(33,964)	(16,037)
Acquisition of Fixed Assets with Notes Payable Proceeds	(1,957,119)	0	0
Receipts with Sales of Assets	0	0	432,220
Investment Purchases	(26,105)	0	(175,263)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(963,581)	160,200	367,242

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from Notes Payable	4,820,319	0	170,232
Principal Payments on Mortgages and Notes Payable	(382,349)	(245,785)	(557,989)
Cash Paid for Treasury Stock	(127,501)	0	0
Principal Payments on Capital Lease Obligations	(15,340)	(13,164)	0
Principal Payments on Mortgages and Notes Payable - HBP	(2,803,120)	0	0

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,492,009	(258,949)	(387,757)

SOUTHERN SCOTTISH INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Increase (Decrease) in Cash	70,158	395	105,788

Cash Acquired from Consolidation HBP	14,169	0	0

Cash - Beginning	160,795	160,400	54,612

Cash - Ending	$245,122	$160,795	$160,400

SOUTHERN SCOTTISH INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

The Company's financing and investing division provides owner financing to persons acquiring motel properties previously operated and/or owned by the Company. The Company seeks to acquire available properties for development and/or future sale. The Company also invests in companies whose business operations include property development. These activities primarily occur in the Southeast.

The Company's franchise division offers advertising, reservation, group sales, quality assurance and consulting services to motel owner/operators. It is the exclusive franchiser for Red Carpet Inn, Master Host Inn, Scottish Inn, Downtowner Inn, Passport Inn and Sundowner Inn trade names. Its market has historically been the contiguous United States; however, in 1994 the Company began to explore international markets. As of December 31, 2003 the Company had one franchise in the Bahamas and two in Canada. The Company also provides a nationwide central reservation service for its franchisees. This service was provided in-house until the end of 2001. In 2002, the Company engaged an outside service.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

B1 - CONSOLIDATION AND BASIS OF PRESENTATION

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

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total equity.

B2 - ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

B3 - REVENUE AND EXPENSE RECOGNITION

I. Accrual Basis

The accrual basis of accounting is used for both book and tax records. Revenue is recognized when it is earned. Expenses are recognized when incurred.

II. Franchise Fees

Revenue from franchise sales is recognized when all material conditions of the sale have been substantially performed. Substantial performance by the franchiser occurs when: 1) the franchiser is not obligated in any way to excuse payment of any unpaid notes or to refund any cash already received, 2) initial services required by the franchiser by contract or otherwise have been substantially performed, and 3) all other conditions have been met which affect the consummation of the sale.

B4 - ACCOUNTING POLICY - STATEMENT OF CASH FLOWS

For purposes of the cash flow statement, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

The following non-cash transaction took place in 2003:

    The Company earned $27,183 in note discounts as interest income. $25,399 of the earned discount was due to the early payoff of a mortgage held by the Company. $319 was the earned discount from a new note receivable purchased from an attorney and the remaining amount was principal payments received on previous notes.
    The Company realized $2,648 in interest income as the result of a loan assumption of the Morgan City mortgage held by the Company. The closing attorney added the accrued interest to the principal of the new owner.
    The Company realized $3,373 in interest income as a result of a capital lease being assumed by a lessee.
    The Company purchased a $87,223 note receivable for $69,778 from an attorney previously held by an affiliated corporation as a note payable. This resulted in a $17,445 note discount.
    The Company expensed an $800 note receivable from an employee as compensation to the employee for accounting work done for an affiliated corporation.
    The purchase of $4,237 of fixed assets for one of the Company's hotels was credited to a lessee as lease payments.
    The Company agreed to purchase as treasury stock 214,913 shares of the Company's stock from a shareholder. The Company purchased 79,366 shares for $127,501 in 2003 leaving $215,982 of the $343,483 equity in accounts payable.
    The Company disposed two vehicles with a book value of $5,488 at a loss for the same.
    The Company disposed three fully depreciated vehicles with original costs totaling $41,175.
    The Company converted trade receivables in the amount of $13,804 to notes receivable.
    The Company wrote off $65,661 in notes receivable to bad debt.
    The Company reclassified 1,100 shares of Company stock with a historical cost of $2,089 to treasury stock.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

B4 - ACCOUNTING POLICY - STATEMENT OF CASH FLOWS - (Continued)

The following non-cash transactions took place in 2002:

    The Company purchased a vehicle for $22,149 with $2,619 cash and a note payable for the balance of $19,530.
    The Company purchased computer equipment for $11,938 under a capital lease agreement.
    The Company purchased a tug for $20,318 with a note payable.
    The Company applied the balance of a note receivable in the amount of $60,193 and accrued interest receivable in the amount of $70,940 due from an affiliated corporation against a note payable and interest payable due to an affiliated corporation, both of which are owned by the CEO.
    The Company converted trade receivables in the amount of $12,361 to notes receivable.
    The Company wrote off receivables in the amount of $518,938 due from an insolvent affiliate (See Related Party).
    Assets with a book value of $423,034 and liabilities in the same amount that belonged to the company that formerly leased the Company's properties were assumed by the Company to continue its motel operations. Included in the assets was title to a barge in which the CEO also had invested monies (See Related Party).
    A payable in the amount of $20,417 due to an officer was converted to a note.
    A payable in the amount of $2,159 was converted to a note.
    The partnership in which the Company has a 50% ownership (See Investments in Unconsolidated Affiliates) made principal note payments in the amount of $9,792 on one of the Company's loans.
    The balance of a note in the amount of $4,975 and of $25,199 in accrued interest receivable due from the CEO was applied against a note payable and accrued interest payable due to him.
    The Company foreclosed a mortgage with a principal balance due of $154,975 interest receivable due of $60,092 and a receivable due of $3,785 for the underlying property.
    Note Receivables totaling $239,090 were written off to bad debt.
    Part of an investment in land with a basis of $10,820 was sold for a note receivable in the amount of $22,222, yielding an $11,402 gain.

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
    The Company foreclosed a mortgage with a principal balance due of $1,473,990, interest receivable due of $185,102 and related discount of $876,446 for the underlying property. The property was subsequently sold for $20,000 in cash, payment of accrued property taxes of and expenses of $73,365 and a new note receivable in the amount of $739,785 that included an accrual for property taxes in the amount of $21,028. The gain recognized on the sale was $50,504.
    The Company took back property in lieu of foreclosure of a note in the amount of $265,312. The property was booked in the same amount. Interest receivable of $474 due on the note was written off.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

B4 - ACCOUNTING POLICY - STATEMENT OF CASH FLOWS - (Continued)

    The Company donated two barges and a boat with original costs of $58,560 and accumulated depreciation of $54,520 to charity.
    The partnership in which the Company has a 50% ownership (See Investments in Unconsolidated Affiliates) made principal note payments in the amount of $6,994 on one of the Company's loans.
    The Company wrote off prior year receivables of $352,902 to bad debt that were due from the company that leases the Company's properties. This decision was made because this company went out of business on June 30, 2002. The Company will manage the properties in-house beginning in the year 2002.
    The Company converted a trade receivable in the amount of $3,500 to a note.

In 2003, the Company paid $37,563 in income taxes and $515,319 in interest

In 2002, the Company paid $13,338 in income taxes and $140,623 in interest.

In 2001, the Company paid $7,471 in income taxes and $162,237 in interest.

C - INVENTORY

Inventory is valued at the lower of cost or market and consists of consumables used in the operations of lounges and a coffee shop in the Company's lodging operations. The method used in determining cost is the average cost paid for the items.

Listed below are sales and cost of inventory sold:

	2003	2002

Sales	$347,075	$116,464
Cost	215,067	72,791

Gross Profit	$132,008	$43,673

The gross profit for 2002 represents only the period that the Company operated the lounge and coffee shop at the Houma, Louisiana Red Carpet Inn from July 2002 through December 2002.

D - REAL ESTATE SALES

Gains on real estate transactions on which substantial down payments are not received are deferred and recognized as income only as the principal amount of the obligation is received. This deferred income is shown on the balance sheet as a deferred income installment. Deferred income recognized was $161,087 in 2003, $121,496 in 2002, and $33,839 in 2001.

E - DEFERRED DEBT ISSUE COSTS

Deferred debt costs (primarily commitment fees) are being amortized over the original term of the long-term debt to which they relate.

F - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the year ending December 31, 2003 is 2,206,126, which is 2,366,395 weighted by 216,013 shares of treasury stock owned. The weighted average number of shares outstanding for the years ending December 31, 2002 and 2001 was 2,366,395

G - ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE

In Accounts Receivable - Trade for franchise sales, an allowance account is provided based on a percentage of the outstanding accounts. During the year, trade receivable bad debt write-offs were made to the allowance account. Accounts Receivables - Trade for franchise sales for 2003 and 2002 are presented net of allowance for doubtful accounts of $61,715 and $46,234 respectively.

In 2003, the Company's management added in Accounts Receivable - Net an allowance account based on a percentage of outstanding lease accounts. Accounts Receivable - Net for 2003 are presented net of allowance for doubtful accounts of $23,808.

In 2002, several new Accounts Receivable - Net were added and accruals were made for rent income due from these lessees. No allowance for bad debt was deemed necessary at that time.

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

The Company extends credit to individuals and companies in the normal course of its operations. These loans relate to motel properties located throughout the Southeast. The Company requires these advances to be secured by mortgages on the related property. The Company's exposure to loss on these notes is dependent on the financial performance of the property and the fair value of the property.

No reserves for uncollectible mortgages and notes receivable are maintained. Any non-performing note is secured by assets with values greater than the principal and accrued interest. Payments on delinquent loans are applied against accrued interest and then against principal.

Management wrote off trade notes with principal balances of $65,661 when management and legal counsel deemed them un-collectible.

G - ACCOUNTS, MORTGAGES AND NOTES RECEIVABLE (Continued)

Included in the mortgages and notes receivable are notes the Company has with franchisees for initial franchise fees, royalty fees, sign rental and room reservation income. The notes are either non-interest bearing or convey an interest rate of up to 12 percent. These notes total $357,761 in 2003 and $454,525 in 2002. All are originally due within one year. However, certain notes have been extended and have been outstanding for over one year. Those notes due over one year are interest bearing.

Mortgages and notes receivable are stated net of associated discounts. In 2003 and 2002, the discounts totaled $55,551 and $65,290 respectively.

The weighted average interest rate of the mortgage notes held by the Company is 10.3 percent, and they range from 8.75 percent to 12 percent. Interest is computed or compounded monthly or quarterly.

The Company plans to hold the notes until maturity.

Maturities over the next five (5) years are as follows:

2004	$615,326
2005	103,160
2006	104,183
2007	112,317
2008	122,968
Beyond	$2,138,104

H - INVESTMENTS

H1 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist of the following:

	% Ownership	2003	2002

Houma Building Partnership (Note J)	50%	$0	(540,765)
Extasea Casino Cruises of North Florida, Inc.	40%	168,547	260,140
Hospitality Int'l Real Estate, Inc.	45%	12,159	25,392

Totals		$180,706	$(255,233)

H - INVESTMENTS - (Continued)

H1 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES - (Continued)

Hospitality International Real Estate, Inc. is 55% owned by one individual. The CEO and two other individuals own the remaining stock of Extasea Casino Cruises of North Florida, Inc.

In 2003, the Company consolidated the operations of Houma Building Partnership (See Accounting Pronouncements). The CEO and another individual own the remaining 50% of Houma Building Partnership (See Related Party). The Company's share of losses in 2002 was $74,846 and $31,388 in 2001. Losses on the investment have been recognized up to the Company's at-risk amount. In 2001, the management company that collected lease payments for its properties advanced monies to the partnership. The Company increased its investment in the partnership for these payments in 2001.

Negative investments reflect losses in excess of investment. The Company is at-risk up to at least the amount indicated.

ExtaSea Casino Cruises of No. Florida, Inc. owns the M/V FantaSea, which was originally named the M/V Commonwealth. The CEO as well as some of the directors has interests in this investment (See Related Party).

All the Company's investments in unconsolidated affiliates operate with fiscal years ending on December 31. Summarized balance sheet information of the unconsolidated affiliates as of December 31, 2003 and 2002 (with HBP included) are as follows:

	2003	2002

Current Assets	$48,383	$258,710
Property and other assets, net	704,379	3,138,350
Current liabilities	13,913	668,892
Long-term debt and other liabilities	0	3,088,968
Equity	738,849	(360,800)
Gross Revenues	80,370	969,443
Net Income/ (Loss)	$(326,469)	$(243,066)

H2 - UNDISTRIBUTED EARNINGS OF UNCONSOLIDATED AFFILIATES

Pursuant to SEC Rule 4-08, the Company discloses that consolidated retained earnings contains undistributed losses of $378,396 of 40 percent or less owned investments accounted for by the equity method as of December 31, 2003.

H3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are available for sale. Holding gains are presented in stockholder's equity. Income taxes related to the gains are $5,306 in 2003, $4,859 in 2002, and $4,042 in 2001.

I - INTANGIBLE ASSETS - TRADEMARKS

Trademarks consist of $1,507,161, $510,000 of which represents the historical cost of acquiring the trade name "Master Hosts" and related service marks, $843,161 of which represents the marks of Downtowner/Passport International Hotel and $154,000 of which is the fair market value of the Sundowner Inns trademark. The Sundowner Inns' mark was found to be impaired in 2002 under a discounted cash flow analysis and was written down $206,000 from its historical cost of $360,000. The carrying value of the trademarks, net of accumulated amortization of $503,131 was $1,004,030 as of December 31,2002 and December 31, 2003.

The Company owns the trade name "Red Carpet Inn". A historical cost basis in excess of $600,000 was carried on the books of the old Red Carpet Inn Company prior to its acquisition by the Company. This amount was apparently written off prior to the acquisition. The Company also owns the trade name "Scottish Inn" and its value is not reflected in the financial statements. Management believes the current value of both marks far exceeds the historical cost to the old company and thus the Company has in its possession assets of substantial worth that have no recorded cost in the financial statements.

Trademarks are stated on the basis of cost and/or fair value whichever is lower and were being amortized on a straight-line method over a life of 40 years until the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 in 2002. SFAS No.142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.142. As a result, the Company's amortization of its trademarks in the amount of $10,707 ($9,101 net of tax) per quarter ceased effective January 1, 2002. The adoption of SFAS No. 142 required the Company to perform an initial impairment assessment on indefinite lived assets as of January 1, 2002 and each year thereafter. The Company compared the fair value of the trademarks to current carrying value. Fair value was derived using a discounted cash flow analysis. The Company found no indication of impairment on the trademarks in 2003. In 2002, the Company found impairment only of the Sundowner Inns mark. The write-down of the mark was reported under operating expenses rather than as the result of a change in accounting principle since it had been the Company's policy to periodically assess the carrying value of its trademarks.

The following table summarizes and reconciles Net Income for the three years ended December 31, 2003, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to the trademarks that are no longer amortized:

Year Ended December 31,	2003	2002	2001

Reported Net Income (Loss)	$(453,763)	$(562,469)	$(151,924)
Add Back Amortization Trademarks	0	0	42,829
Adjusted Net Income (Loss)	$(453,763)	$(562,469)	$(109,095)

Reported Basic Net Income (Loss) per Common Share	$(.21)	$(.24)	$(.06)
Add Back Amortization Trademarks	0	0.02
Adjusted Basic Net Income (Loss) Per Common Share	$(.21)	$(.24)	$(.04)

J - ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement did not have any impact on the Company's financial statements. This statement establishes standards for the classification of measurement of certain financial instruments with the characteristics of both liabilities and equity. The adoption of SFAS No. 150 is effective for financial statements issued after May 2003.

K - INCOME TAX

The components of the provision for income taxes are as follows:

	2003	2002	2001
Current:
Federal	$0	$(193,605)	$23,194
State, local, and franchise taxes	0	(37,498)	7,487

Total Current	0	(231,103)	30,681

Deferred Book Tax (Benefit):
Federal	95,591	(24,562)	(73,020)
State, local, and franchise taxes	23,415	(3,915)	(15,210)

Total Deferred	119,006	(28,477)	(88,230)

Net Tax Expense/(Benefit)	$119,006	$(259,580)	$(57,549)

The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate is as follows:

	2003	2002	2001

Federal statutory tax rate	27.0%	(34.0)%	(30.0)%

Dividends received deduction	(0.3)	(0.1)	(0.2)
Undistributed earnings from affiliates	16.4	1.0	6.4
State tax, net of Federal Tax	(4.4)	(1.5)	(1.0)
Write-down of trademark	0.0	7.4	0.0
Amortization of trademarks	0.0	0.0	2.0
Nondeductible meals	2.2	0.5	2.1
Penalties	2.7	0.3	4.5
HBP Loss Consolidated	34.1	0	0
Other	4.5	(0.9)	(14.2)

Effective tax rate	82.2%	(27.3)%	(30.4)%

K - INCOME TAX (Continued)

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:

	2003	2002	2001
Current deferred income tax assets:
Net operating loss carryover	$27,396	$31,739	$26,486
Deferred severance pay	2,291	2,108	2,270
Change in Reserve for Bad Debts	9,088	0	0
Contribution	824	1,994	1,615
Total current deferred income tax asset	$39,599	$35,841	$30,371

Long-term deferred income tax assets:
Net operating loss carryover	$208,078	$381,962	$155,521
Change in reserve for bad debts	32,940	29,682	28,107
Deferred severance pay	63,554	63,554	63,378
Amortization on trademarks	22,549	0	0
Capital loss carry forward	0	49,002	0
Total Long-term deferred income tax assets	$327,121	$524,200	$247,006

Long-term deferred income tax liabilities:
Amortization on trademarks	$(122,215)	$(145,202)	$(96,510)
Installment sale	0	0	(25,608)
Total Long-term deferred income tax liabilities	$(122,215)	$(145,202)	$(122,118)

The amounts and expected timing of the reversals of these temporary differences cannot be determined with accuracy at the present time.

Hospitality International, Inc. (HI) had a net operating loss (NOL) of $14,678 in 1998, $7,479 in 1999 and $23,874 in 2000 for federal income tax purposes. The entire NOL was utilized against taxable income in the year 2001. HI had further net operating losses of $40,451 in 2002. In 2003, HI utilized $37,093 of the NOL against taxable income leaving a $3,358 NOL balance that expires in the year 2022.

Southern Scottish Inns, Inc. (SSI) had a net operating loss of $ 221,997 in 2002 that expires in 2022 and an (NOL) of $378,283 in 2001 that expires in 2021. SSI also has NOL carryovers still available from 1996 in the amount of $35,337 and from 1998 in the amount of $67,462 that expire in the years 2011 and 2013 respectively. In 2003, SSI utilized $205,135 of the NOL against taxable income leaving a $497,944 NOL balance. Of that remaining balance, $275,947 will expire in 2021 and 221,997 will expire in 2022.

Red Carpet Inns International, Inc. (RCII) had a net operating loss of $513,134 in 2002. In 2003, RCII utilized $112,504 of the NOL against taxable income and carried back $292,630 of the NOL five years leaving a carry forward loss of $108,000 that expires in 2022.

K - INCOME TAX - (Continued)

Listed below are the years, amounts and tax benefits of the net loss carryover used:

	2003	2001
Net operating loss utilized	$647,362	$46,031
Federal tax benefit	128,563	10,905
Tax rate	19.9%	23.7%

The Company and its wholly owned subsidiaries file consolidated tax returns. The Company's partially owned subsidiaries file unconsolidated tax returns. The entities are not subject to IRC SEC. 1563.

L - DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. Debt obligations (including capital leases) consist of the following:

Interest Rate	Maturities	2003	2002

3.87% - 5.95%	2004 - 2009	$1,308,392	$0
6.0% - 7.4%	2004 - 2009	417,372	0
7.50% - 8.95%	2004 - 2009	3,437,820	170,545
9% - 9.95%	2004 - 2007	48,505	126,001
10% - 10.95%	2004 - 2009	456,718	376,327
11% - 11.95%	2004 - 2006	64,658	478,333
12%-15%	2004 - 2009	113,534	211,656
18.33%	2004	11,623	23,872
19.33%	2004 - 2005	6,157	9,845
Variable	2004 - 2009	10,000	97,719
Total Debt Obligations		5,874,779	1,494,298

Less: Amounts Maturing Within one year		583,120	558,494

Net Long-Term Notes		$5,291,659	$935,804

Maturities of debt for the five years succeeding December 31, 2003 are as follows:

2004	$583,120
2005	403,618
2006	377,970
2007	389,939
2008	378,818
Beyond	3,741,314
Total	$5,874,779

L - DEBT OBLIGATIONS (Continued)

The notes include various restrictions, none of which are presently significant to the Company. Of this total, notes to banks are $4,648,002, to affiliates $432,511 and to others $794,266.

The debt obligations are secured by assets on the consolidated balance sheet with a book value of $7,941,909 and an estimated fair value of $11,648,174.

There are no compensating cash balance requirements attached to any of the debt instruments.

M - OPERATING LEASES

M1 - OPERATING LEASES - COMPANY AS LESSOR

The Company leases out as office space a portion of the corporate headquarters it owns. The terms of lease agreements vary by tenant and circumstance; however, all current lease agreements are for one year or less. The allocated cost of the portion leased for 2003 and 2002 is $348,629 and $346,712 respectively and its allocated accumulated depreciation is $151,884 in 2003 and $140,864 in 2002.

The Company also leases properties it owns in various states. These properties are recorded in Property and Equipment with a cost of $2,799,861 in 2003 with accumulated depreciation of $443,728 and a cost of $1,843,972 in 2002 with accumulated depreciation of $309,451. In 2002, the Company operated three properties and leased two to different individuals. In 2003, the Company leased two properties it previously operated to individuals for a total of four leased properties. Therefore, the associated values increased in 2003 from 2002. In 2003, the Company still operated three properties since it acquired two new properties. The income and expense for these leased properties are on the income statement along with the Company operated properties as "Leasing & Lodging Revenues" and "Leasing & Lodging Expenses".

The Company also leases office space through the Houma Building Partnership (See Accounting Pronouncements). This property is recorded for the first time in 2003 in Property and Equipment with a cost of $3,979,348 and accumulated depreciation of $1,731,246. The income and expense for this property are on the income statement as "Leasing Revenues - HBP" and "Leasing Expenses - HBP."

M2 - OPERATING LEASES - COMPANY AS LESSEE

The Company leased two copiers under a non-cancelable operating lease with a term of five years in the year 2003. This lease replaced on old lease obtained in 2000. Rent expense that included maintenance, insurance and taxes was $13,403 in 2003, $13,951 in 2002 and $15,005 in 2001. The following is a schedule by years of future minimum rentals (equipment rent only) under the lease at December 31, 2003:

2004	$9,996
2005	9,996
2006	9,996
2007	9,996
2008	7,497
Total	$47,481

M - OPERATING LEASES (Continued)

M2 - OPERATING LEASES - COMPANY AS LESSEE (Continued)

The present value of the minimum lease payments is $36,784.

N - INDUSTRY SEGMENTS

Our operations consist of three reportable segments each of which are based on similar products or services. Information on segments is as follows:

	2003	2002	2001

Sales to Unaffiliated Customers:

Franchising	$1,986,062	$1,897,350	$1,891,113
Financing & Investing	667,485	516,684	483,070
Leasing & Lodging	2,303,732	1,392,071	73,577
Leasing - HBP	741,182	0	0
Total Sales to Unaffiliated Customers	5,698,461	3,806,105	2,447,760

Other Income

Franchising	256,368	359,561	512,201
Financing & Investing	24,143	231,243	160,758
Leasing & Lodging	117,823	50,094	52,908
Leasing - HBP	25,933	0	0
Total Other Income	424,267	640,898	725,867

Depreciation & Amortization

Franchising	18,102	45,718	63,218
Financing & Investing	38,409	23,184	43,517
Leasing & Lodging	153,414	87,016	82,082
Leasing - HBP	116,941	0	0
Total Depreciation & Amortization	326,866	155,918	188,817
	2003	2002	2001

Interest Expense

Franchising	4,926	25,968	23,791
Financing & Investing	68,767	126,286	88,878
Leasing & Lodging	125,987	58,865	95,288
Leasing - HBP	249,833	0	0
Total Interest Expense	449,513	211,119	207,957

Bad Debt Expense

Franchising	152,844	90,376	103,518
Financing & Investing	1,218	835,323	352,902
Leasing & Lodging	51,517	6,303	0
Leasing - HBP	48,621	0	0
Total Bad Debt Expense	254,200	932,002	456,420

Net Income (Loss):

Franchising	341,709	139,226	200,709
Financing & Investing	(502,925)	(1,186,173)	(317,220)
Leasing & Lodging	186,991	484,478	(35,413)
Leasing - HBP	(479,538)	0	0
Total Net Income (Loss)	(453,763)	(562,469)	(151,924)

Identifiable Assets:

Franchising	1,542,672	1,729,131	1,900,892
Financing & Investing	5,779,759	6,897,379	7,786,598
Leasing & Lodging	5,030,148	3,040,283	2,918,409
Leasing - HBP	2,393,886	0	0
Total Identifiable Assets	14,746,465	11,666,793	12,605,899

Additions in Property & Equipment:

Franchising	8,949	5,575	5,362
Financing & Investing	26,381	0	0
Leasing & Lodging	2,071,919	145,837	274
Leasing - HBP	0	0	0
Total Additions in Property & Equip.	$2,107,249	$151,412	$5,636

N - INDUSTRY SEGMENTS (Continued)

In the Financing & Investing Segment, the Company has included net income/(loss) from unconsolidated equity investments totaling $(130,932) in 2003, $(109,157) in 2002, and $(71,382) in 2001. The $206,000 write-down of the trademark in 2002 is also included in the net income/(loss) in 2002.

O - PROPERTY AND EQUIPMENT

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

Depreciable Lives
Land Improvements	10 - 37 years
Buildings	31 1/2 - 39 years
Furniture, Fixtures & Equipment	3 - 7 years

Depreciation and amortization expense was $326,866 in 2003, $155,918 in 2002, and $188,817 in 2001.

P - RELATED PARTY TRANSACTIONS

The CEO of the Company is an owner in two of the investments in which there have been losses (See Investments in Unconsolidated Affiliates).

The Company had invested in a barge in which the CEO also had interests. The Company's investment totaled $128,834 as of December 31, 2001. Full title to the barge was obtained in 2002 with the acquisition of the assets and liabilities of the company that formerly leased the Company's motels (See Cash Flow). Since the debt related to the investment exceeded its fair value, the Company wrote off the $128,834 in 2002. Expenses related to the investment totaling $36,805 were written off in 2002.

"Due To Affiliates" are expenses in the amount of $3,300 that the CEO paid on behalf of the Company for its share of M/V FantaSea expenses.

Included in Accounts Receivable-Affiliates are expenses totaling $199,940 in both 2003 and 2002 for expenses the Company paid on behalf of two prior operating companies for M/V FantaSea, which is owned by ExtaSea Casino Cruises of No. Fla, Inc., an investment in which the CEO and some of the directors also have interests (See Investments in Unconsolidated Affiliates.) In 2002, $518,938 of the receivable, due from the first operating company that had become insolvent, was written off to bad debt.

In 2002, a receivable in the amount of $41,339 was expensed as income to the CEO.

The CEO's ownership of the Company's common stock was 50.85% as of December 31, 2003.

Other amounts included in Accounts Receivable-Affiliates are matching capital contributions due from the other 25% partner in the partnership in which the Company is a 50% owner totaling $27,853 at the end of 2003 and 2002 and expenses paid on behalf of one affiliate totaling $13,635 in 2003 and $11,952 in 2002.

P - RELATED PARTY TRANSACTIONS - (Continued)

The following is a schedule of loans to related parties:

Related Party	Interest Rate	Principal Balance		Accrued Interest Receivable
		2003	2002	2003	2002

Partnership	6% - 10%	$21,477	$21,477	$25,743	$23,070
Partner - HBP	10%	121,970	0	0	0
Partnership	6%	0	564,252	0	125,917
Officer	10%	0	800	0	0

Totals		$143,447	$586,529	$25,743	$148,987

The following is a schedule of loans from related parties:

Related Party	Maturities	Interest Rate	Principal Balance		Accrued Interest Payable
			2003	2002	2003	2002

Company	2004-2010	10%	$145,958	$145,958	$88,858	$79,060
Individual	2003	12%	0	81,801	0	58,938
CEO	2004-2010	10%- 12%	166,988	95,182	11,720	20,110
Individual	2004-2010	15%	7,579	7,579	3,928	3,867
Individual	2003	13%	0	0	0	12,036
Individual	2004-2010	10%	111,986	0	753	0
Individual - HBP	2003	10%	0	49,619	0	1,029

Totals			$432,511	$380,139	$105,259	$175,040

Less: Amounts Maturing within one year			49,405	167,420

Net Long-Term Notes - Affiliates			$383,106	$212,719

Maturities of Long-Term Notes - Affiliates:

2004	$49,405
2005 -2009	69,204
Beyond	313,902
Total	$432,511

Interest paid to related parties was $137,511 in 2003, $7,650 in 2002 and $ 0 in 2001.

Q - CAPITAL LEASES

Computer equipment was purchased under a four-year lease agreement in 2002. The lease was capitalized and equipment in the amount of $11,938 was recorded. The Company also has computer equipment purchased under two and three year capital lease agreements made in 1997. Capital leases from the Company's former management company were assumed in 2002. These included leases of air conditioners with a book value of $18,130 and remaining 3 year lease, telephone equipment with a book value of $10,097 and remaining 1 year lease being paid by a lessee and micro-fridges with a book value of $31,789 and remaining 2 year lease.

The equipment valuation (the same as its fair value) is as follows:

	2003	2002

Computer Equipment	$23,923	$23,923
Accumulated Depreciation	(15,566)	(13,179)

Book Value	$8,357	$10,744

Air Conditioners	$18,130	$18,130
Accumulated Depreciation	(3,885)	(1,295)

Book Value	$14,245	$16,835

Telephone Equipment	$10,097	$10,097
Accumulated Depreciation	(2,164)	(721)

Book Value	$7,933	$9,376

Micro-fridges	$31,789	$31,789
Accumulated Depreciation	(6,812)	(2,271)

Book Value	$24,977	$29,518

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

In 2001, the Company's management made preliminary inspections of a closed motel property in Muddy, Illinois, and began negotiations with a real estate broker and with lender/owner. The senior management of an independent motel management company, which at that time operated all of the Company's subsidiaries' motels, entered upon the property for further inspections, began some clean up work and installed a Great Sign identifying the property with a

R - LITIGATION, CLAIMS AND ASSESSMENTS (Continued)

trademark belonging to the Company's affiliate, all before a "Contract To Buy and Sell" was signed. Seller or Seller's Broker had prepared and afforded a Contract for approval. Some negotiations concerning the same were had. For various reasons, the Company's management decided not to further pursue acquisition and notified the management company to quit the premises. Subsequently, owner and owner's broker filed suit against the Company for a sum in excess of $100,000 plus costs of suit. No contract was ever signed. The property was subsequently sold to an unrelated party. All parties have counsel and the matter is proceeding toward trial.

In 2003, suit was filed by or on behalf of three (3) persons, two of whom were employees of a tenant of the Atrium Building, an office building in Houma, Louisiana, against two nominal defendants and the Houma Building Partnership, a Louisiana General Partnership, in which the Company is a 50% interest holder, Bobby E. Guimbellot, Company's CEO, is a 25% interest holder and Yvonne Zodum (formerly Guimbellot) is a 25% interest holder. The suit is for unspecified damages and for recognition as a class action matter. Damage allegations are for excessive illnesses, including but not limited to sinus and allergy problems, debilitating headaches, skin irritations, watery eyes and fatigue caused by presence of fungal substances, such as mold, mold spores and the by-products of same, the presence of which Plaintiffs attribute to water intrusion and high humidity; and Plaintiffs claim Defendants were operating a dangerous building and with their failing to warn of dangerous conditions and defects. Partnership's carrier is providing defense. As of December 31, 2003, no decision has been made as to class action status; therefore, the Company's management has no present opinion as to the adequacy of or inadequacy of the insurance coverage. The Company views this action as a potentially significant matter.

The Company also has claims against it related to incidents at franchise locations. However, these are covered under the insurance of the franchisee.

Legal fees paid during 2003, 2002 and 2001 were $85,316, $262,487 and $256,539 respectively.

S - STOCK ISSUANCE

In 2003, 2002 and 2001 no stocks were issued.

T - LITIGATION SETTLEMENTS

From 1995 to 2003, the Company aggressively pursued its legal rights to its trademarks. It has been successful in stopping motel operations from illegally using its trademarks as well as in enforcing compliance to its franchisee agreements.

U - ADVERTISING COSTS

The franchising division collects advertising income to fund advertising services that are provided to benefit franchisees. Advertising costs are expensed as incurred with the exception of its semi-annual directories, which are amortized on a monthly basis. The Company had prepaid advertising costs in the amount of $10,000 for the 2004 directory in 2003, $29,812 for the 2003 directory in the year 2002.

Advertising expense and rental income from advertising barter transactions were $52,290 in 2003, $45,721 in 2002, and $44,173 in 2001.

U - ADVERTISING COSTS- (Continued)

Following is a summary of advertising income and advertising costs for the years ended December 31:

	2003	2002	2001

Advertising Income	$340,762	$312,193	$273,914
Advertising Costs	(543,448)	(600,661)	(586,437)
Excess of Advertising Costs over Advertising Income	$(202,686)	$(288,468)	$(312,523)

V - CONTINGENCIES

The amounts of accounts receivable in litigation or collections were $124,838 at the end of 2003 and $11,322 at the end of 2002. It is management and counsel's opinion that the chances for collection are good.

The Company's franchising division pays commissions to its sales representatives on franchises sold. The Company policy is to pay the salesperson based on receipts of royalties from the franchisee. The commissions are recognized as earned when the franchisee pays the royalty fees. Estimated contingent commissions for future years are approximately $57,330. The turnover of franchises makes the likelihood of payment only reasonably possible; therefore, this amount has not been accrued.

The Company is the defendant in various legal actions. In the opinion of management and counsel such actions will not materially affect the financial position or results of operations of the Company (See Litigation, Claims, and Assessments).

W - FINANCIAL INSTRUMENTS

W1 - MARKET AND OFF BALANCE SHEET RISK

The Company holds financial instruments that relate to real estate located throughout the Southeast. If these properties decline significantly in market value, the valuation of the associated receivable could become impaired. No such decline is foreseen at the present time.

In 2001, the Company foreclosed on non-performing mortgage note that totaled $1,473,990 with accrued interest of $185,102 at December 31, 2000. The Company sold the land and motel taken back (See Cash Flow).

In 1998, the Company pledged one of its properties, in an agreed amount of $560,000 by second mortgage as additional collateral on a refinancing loan on a building owned by the partnership in which the Company has a 50% ownership (See Accounting Pronouncements). The book value and market value of the pledged property was $531,742 and $1,645,000 respectively at December 31, 2002. All of the partners, including the Company, guaranteed the refinancing loan. The sum (principal and interest) of the balances secured by the mortgage was $2,794,927 at December 31, 2002 with a maturity date of February 2012. On February 27, 2003, the partnership refinanced the $2,794,927 with a new loan of $2,500,000. As a result of the refinancing the amount secured by the pledge against the Company property was reduced to $340,200.

W - FINANCIAL INSTRUMENTS - (Continued)

W2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

I. INVESTMENTS

It is not practicable to estimate the fair value of investments because there are no quoted market prices for its untraded common stock investments, and a reasonable estimate of fair value could not be made without incurring excessive costs.

II. MORTGAGES AND NOTES RECEIVABLE

The fair value of the mortgage and notes receivable was determined by management estimates of the property values that secure the mortgage notes. The fair value of these instruments is $3,196,058 at December 31, 2003 and $4,913,925 at December 31, 2002, the carrying values on the balance sheet.

III. MORTGAGES AND NOTES PAYABLE

The fair value of long-term debt equals the carrying value. Fair values for these instruments are $5,874,779 in 2003 and $1,494,297 in 2002.

W3 - ENVIRONMENTALLY SENSITIVE PROPERTY

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

X - LONG-TERM LIABILITIES AND DEFERRED AMOUNTS

Deferred Severance Pay reflects amounts due to officers of the corporation, which have been earned to date for continued service. Since the arrangement is not a qualified plan for federal income taxes, the expense recognized for financial statement purposes is not deductible for tax until paid. The deferral of this tax deduction is recognized as deferred tax asset (See Income Tax).

Y - SUBSEQUENT EVENTS

On October 15, 2004, the Company sold one dry lot and 10 contiguous wetland lots located on Portage Bayou at Pass Christian, Mississippi, for $275,000.

On July 30, 2004, the Company liquidated the promissory note given for the purchase of 214,913 shares of its stock and is holding as treasury stock.

On September 8, 2004, the Company accepted a Deed in Lieu of Foreclosure from the defaulted Mortgagors of the motel property at 747 Arlington Road, Jacksonville, Florida. The Company immediately applied for a $100,000 loan

Y - SUBSEQUENT EVENTS - (Continued)

for a five-year term and will use the proceeds to pay the delinquent ad valorem taxes for 2003.

Realizing that both Bobby E. Guimbellot, the Company's CEO and Jack M. Dubard, the Company's President, have reached the age where they are experiencing health problems and realizing that the Company is thin on experienced senior level management, Management and the Board of Directors made a preliminary determination at a Meeting of the Board held on May 15, 2004 to sell the Company's interest in Hospitality International, Inc. - the Company's partially owned franchising subsidiary. The Company's Board of Directors, through several telephonic Board Meetings, authorized the sale of the Scottish Inn Trademark to Hospitality International, Inc. on July 1, 2004 for the sum of $500,000, with a down payment of $50,000 and Buyer's corporate promissory note for $450,000 at five percent (5%) interest over a period of twenty-five (25) years. The Board also authorized the Company's sale of its one-half stock interest in Hospitality International, Inc. to Red Carpet Inns International, Inc., the owner of the other one-half interest, for the sum of $800,000 with a down payment of $80,000 and twenty-five year promissory note at five percent (5%) interest for $720,000. Furthermore, the Board authorized the sale of the Red Carpet Inns International, Inc. stock held by the Company, being 5,629,637 shares of Red Carpet's common stock, which was slightly less than seventy-five percent (75%) of the outstanding common stock, and 265,950 shares of Red Carpet's preferred stock held by The Company, being slightly more an eighty-five percent (85%) of the outstanding preferred stock for $1,359,846 to Tim David Blalock, an attorney from Natchez, Mississippi, with $135,985 down and a twenty -five year promissory note at five percent (5%) interest for $1,223,861.

The Company had no basis in the Scottish Inn Trademark. The book basis in the one-half stock interest in Hospitality International, Inc. was $908,294 at December 31, 2003 and the book basis in the stock of Red Carpet Inns International, Inc. was $1,295,340 at December 31, 2003.

QUARTERLY DATA (UNAUDITED)

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net Operating Revenues	$1,330,925	$1,381,700	$1,986,051	$1,424,052	$6,122,728
Net Income (Loss)	$(436,081)	$ 77,644	$ 203,847	$ (299,173)	$ (453,763)
Basic Net Income (Loss) per Share	$ (.19)	$ (.03)	$ .09	$ (.14)	$ (.21)

Item 14. Principal Accountant Fees and Services

The following table sets forth fees for professional audit services rendered and fees billed for other services rendered by R. J. Clark & Associates, P.C. (R.J. Clark) for the Registrant for the fiscal years ended December 31, 2003 and 2002.

	2003	2002

Audit Fees	$68,000	$53,000
Audit Related Fees	0	0
Tax Fees	6,000	5,000
All Other Fees	0	0

Total Fees	$74,000	$58,000

Audit Fees

This category includes fees paid for the audit of the Registrant's annual financial statements and review of financial statements included in our quarterly reports of Form 10-Q. This category also includes advice on audit and accounting matters that arose during or as a result of, the audit or the review of our interim financial statements.

Audit-Related fees

R.J. Clark did not perform any services in this category for the Registrant in 2003 or 2002.

Tax Fees

This category consists of professional services rendered for the Registrant by R.J. Clark for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with our ongoing business and business ventures.

All Other Fees

R.J. Clark did not perform any services in this category for the Registrant in 2003 or 2002.

Item 15. Exhibits, Financial schedules and Reports on Form 8-K

Listed below are the following documents which are filed as a part of this Annual Report.

Financial statements

Auditor's Report. Note 13

Consolidated balance sheets of the Company as of December 31, 2003, and 2002.

Consolidated statement of income as of December 31, 2003, 2002 and 2001.

Consolidated statements of changes in cash flow of the Company for the Fiscal Years ended December 31, 2003, 2002 and 2001.

Notes to consolidated financial statements.

Exhibits

The exhibits filed as part of the Annual report are listed on the exhibit index which immediately precedes and is bound with such exhibits.

Form 8K

No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Annual Report.

Note 13: For the Company's fiscal years of 1985 through 1990, our auditor was Robert M. Mosher, C.P.A. of Biloxi, Mississippi. For the Company's fiscal years of 1991 through 1992, our auditor was the firm of Fountain, Seymour, Mosher & Associates of D'Iberville, Mississippi. In February of 1994 (See Item 7, Capital Resources (I)), Registrant and Company moved to the Atlanta area. About such time and in connection with future audits, the decision was made to change auditors and to employ R. J. Clark & Associates, P.C. of Roswell, Georgia. R. J. Clark & Associates, P.C. had done the Company's audits for 1983 and 1984, the audits of Red Carpet Inns International, Inc., a partially owned subsidiary of Registrant for the years 1992 and 1993,and the audits for Hospitality International, Inc., another partially owned subsidiary of Registrant, continuously since 1982. From 1994 and for the foreseeable future, R. J. Clark & Associates, P.C. has done and will do the audits for Southern Scottish Inns, Inc., Red Carpet Inns International, Inc. and Hospitality International, Inc. In accordance with the SEC Practice Section of the A.I.C.P.A., a partner other than the partner in charge must perform a concurring review of the audit report. When the firm is a sole proprietorship, an outside-qualified professional must be utilized and one was so utilized.

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

Director Director

Bobby E. Guimbellot Date Gretchen Nini Date

Director Director

George O. Swindell Date John Snyder Date

Director Director

Melinda Hotho Date

Director

Exhibit 21

Wholly Owned Subsidiaries of Southern Scottish Inns, Incorporated

Name	State of Corporation

Alabama Motel Corporation	Alabama

Carriage Inn of Huntsville, Inc.	Alabama

Golden Triangle Hospitality	Mississippi
GTH, Inc.	Mississippi
Greenville, RCI, LLC	North Carolina
Gulfside Mortgage Company	Mississippi

Hospitality Mortgage Company	Mississippi
Houmas Hospitality Corporation	Louisiana

Labove Apartment Company	Texas
LAFLA, Inc.	Louisiana

Mid. Continent Supply of Louisiana	Louisiana
Morgan City Hospitality, Inc.	Louisiana

Scottish Venture One, Inc.	Mississippi
Scottish Ventures No. 2, LLC	Georgia
Scottish Venture/Canton, Inc.	Mississippi
Southern Inns of Arkansas, Inc.	Arkansas
Southern Properties Management, Inc.	Mississippi
Southern Scottish Inns No. 1, Inc.	Georgia
Southern Scottish Inns No. 2, Inc.	Florida
Southern Scottish Inns No. 4, Inc.	Florida
Southern Scottish Inns of Miss, Inc.	Mississippi
Spanish Trail Hospitality, Inc.	Louisiana

Zane Enterprises	Georgia

Partially Owned Subsidiaries of Southern Scottish Inns, Incorporated

Name	State of Incorporation	% Owned by Registrant

Houma Building Partnership	Louisiana	50%
Hospitality International Real Estate, Inc.	Georgia	45%
Hospitality International, Inc.	Tennessee	50%
Red Carpet Inns International, Inc.	Colorado	74%